Form 10-Q
period 1996-06-30
RACOTEK INC
filed 1996-08-12
CIK 883741

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK ONE)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                   OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-22718

                                  RACOTEK, INC.
             (Exact name of Registrant as specified in its charter)
              DELAWARE                                    #41-1636021
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            7301 OHMS LANE, SUITE 200, MINNEAPOLIS, MINNESOTA, 55439 (Address of principal executive offices, including zip code)

                                 (612) 832-9800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X           NO
     -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                             Outstanding at
               Class                         June 30, 1996
               -----                         -------------

     Common Stock, $.01 par value             24,392,946

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  RACOTEK, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements                               Page No.
                                                                  --------

               Statements of Operations
                  Three Months Ended June 30, 1996 and 1995
                  and Six Months Ended June 30, 1996 and 1995       3

               Balance Sheets
                  June 30, 1996 and December 31, 1995               4


               Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995           5

               Notes to Financial Statements                        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  7

                         PART II -- OTHER INFORMATION

Items 1-5.     Not applicable                                      12

Item 6.        Exhibits and Reports on Form 8-K                    12

Signatures                                                         13

                         PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               RACOTEK, INC.
                        STATEMENTS OF OPERATIONS


(In thousands, except number of shares and per share amounts)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                   ----------------------------        --------------------------
                                                      1996              1995              1996            1995
                                                   ----------        ----------        ----------      ----------
Net revenues:
 Products                                                $330              $784              $692          $1,694
 Services                                               1,380               611             2,565             846
                                                   ----------        ----------        ----------      ----------
                                                        1,710             1,395             3,257           2,540
Cost and expenses:
 Cost of products                                         223               629             1,507           1,599
 Cost of services                                         882               261             1,843             388
 Research and development                               1,010               860             2,048           1,752
 Sales and marketing                                    1,638             2,391             3,542           4,520
 General and administrative                               454               533             1,179           1,070
                                                   ----------        ----------        ----------      ----------

Loss from operations                                   (2,497)           (3,279)           (6,862)         (6,789)

Interest income                                           261               370               434             730
                                                   ----------        ----------        ----------      ----------

Net loss                                             ($2,236)          ($2,909)          ($6,428)        ($6,059)
                                                   ----------        ----------        ----------      ----------
                                                   ----------        ----------        ----------      ----------

Net loss per share                                    ($0.09)           ($0.12)           ($0.27)         ($0.26)
                                                   ----------        ----------        ----------      ----------
                                                   ----------        ----------        ----------      ----------

Number of shares used in computation               24,240,471        23,732,322        24,174,465      23,656,753
                                                   ----------        ----------        ----------      ----------
                                                   ----------        ----------        ----------      ----------



      The accompanying notes are an integral part of the financial statements.

                                RACOTEK, INC.
                               BALANCE SHEETS

                                  ASSETS


(In thousands, except number of shares and per share amount)                             June 30,      December 31,
                                                                                           1996            1995
                                                                                        ---------      ------------
Current assets:
 Cash and cash equivalents                                                                 $2,001          $4,397
 Short-term investments                                                                    10,895          10,645
 Accounts receivable, net                                                                   1,563           1,654
 Inventories                                                                                  409           1,305
 Prepaid expenses and other current assets                                                    227             518
                                                                                        ---------       ---------
   Total current assets                                                                    15,095          18,519

Long-term investments                                                                       2,017           5,052
Property and equipment, net                                                                 2,142           2,316
Restricted cash                                                                               585             585
Capitalized software development costs, net                                                   181             241
Other long-term assets                                                                        364             403
                                                                                        ---------       ---------

   Total assets                                                                           $20,384         $27,116
                                                                                        ---------       ---------
                                                                                        ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                                                                            $268            $638
 Accrued expenses                                                                           1,080           1,100
                                                                                        ---------       ---------
   Total current liabilities                                                                1,348           1,738
                                                                                        ---------       ---------

Commitments

Stockholders' equity :
 Common stock, $.01 par value, 35,000,000 shares
   authorized,  24,392,946 and 24,043,446 issued and
   outstanding at Jun. 30, 1996 and Dec. 31, 1995,
   respectively                                                                               244             240
 Additional paid-in capital                                                                70,720          70,638
 Accumulated deficit                                                                      (51,928)        (45,500)
                                                                                        ---------       ---------

   Total stockholders' equity                                                              19,036          25,378
                                                                                        ---------       ---------

   Total liabilities and stockholders' equity                                             $20,384         $27,116
                                                                                        ---------       ---------
                                                                                        ---------       ---------


     The accompanying notes are an integral part of the financial statements.

                              RACOTEK, INC.
                        STATEMENTS OF CASH FLOWS



(In thousands)                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                           1996             1995
                                                                                         ---------        ---------
Cash flows from operating activities:
 Net loss                                                                                 ($6,428)        ($6,059)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                              426             423
   Provision for write-down of inventories                                                    900
   Provision for bad debts                                                                    257              55
   Amortization of discounts on investments                                                    (8)           (212)
 Changes in operating assets and liabilities:
   Accounts receivable                                                                       (166)            (79)
   Inventories                                                                                 (4)            361
   Prepaid expenses and other current assets                                                  291             (98)
   Accounts payable and accrued expenses                                                     (390)           (198)
                                                                                         ---------        ---------
          Net cash used in operating activities                                            (5,122)         (5,807)

Cash flows from investing activities:
 Purchase of investments                                                                  (12,820)        (10,623)
 Proceeds from maturity of investments                                                     15,613          17,966
 Acquisition of assets                                                                       (153)           (368)
 Other                                                                                                        (30)
                                                                                         ---------        ---------
          Net cash provided from investing activities                                       2,640           6,945

Cash flows from financing activities:
 Proceeds from exercises of options                                                            86             365
 Change in restricted cash                                                                                    115
                                                                                         ---------        ---------
          Net cash provided from financing activities                                          86             480
                                                                                         ---------        ---------

Net change in cash and cash equivalents                                                    (2,396)          1,618
Cash and cash equivalents, beginning of period                                              4,397           3,357
                                                                                         ---------        ---------
Cash and cash equivalents, end of period                                                   $2,001          $4,975
                                                                                         ---------        ---------


     The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A.  BASIS OF PRESENTATION:

The unaudited financial statements of Racotek, Inc. (the "Company") as of June 30, 1996 and for the periods ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 1996 and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1995, which were included in the Company's 1995 Annual Report and incorporated by reference in its 1995 Form 10-K. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to allowances for inventory obsolescence and doubtful accounts and the warranty accrual.

NOTE B.  SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):

                                             JUNE 30, 1996    DECEMBER 31, 1995
                                             -------------    -----------------
ACCOUNTS RECEIVABLE, NET:
     Accounts receivable                         $1,960            $1,851
     Less allowance for doubtful accounts          (397)             (197)
                                                 ------            ------
INVENTORIES:                                     $1,563            $1,654
                                                 ------            ------
                                                 ------            ------

     Components                                    $105              $104
     Finished Goods                                 304             1,201
                                                 ------            ------
                                                   $409            $1,305
                                                 ------            ------
                                                 ------            ------


During the first quarter of 1996, the Company recorded a $900,000 charge to cost of products to effect a write-down of its SMR-related inventories to their estimated net realizable values. The decrease in the estimated net realizable values of these inventories resulted from the Company's decision to discontinue the production, purchase and distribution of these products.


PROPERTY AND EQUIPMENT, NET:
     Computer equipment                          $2,876            $2,732
     Furniture and equipment                        844               835
     Leasehold improvements                         213               213
                                                 ------            ------
                                                 $3,933            $3,780

     Less accumulated depreciation and
            amortization                         (1,791)           (1,464)
                                                 ------            ------
                                                 $2,142            $2,316
                                                 ------            ------
                                                 ------            ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in March 1989. With the completion and initial commercial shipments of its new KeyWare-TM- product in the second quarter of 1995, the Company emerged from its development stage. The Company expects to continue to incur substantial losses into 1997 due to later-than-expected customer implementations of wireless mobile data systems. The delays in customer implementations have resulted from limited commercial availability and geographic coverage of wireless networks such as cellular digital packet data ("CDPD") and low-earth orbit satellite ("LEO"), delays in completion of wireless application software integration and significant capital costs required for mobile computing devices. The Company believes that the commercial availability and coverage of wireless networks are increasing and that capital costs are beginning to decline. The Company also believes that it can accelerate customers' decisions to implement mobile data by providing needed expertise through the Company's consulting services. However, actual results could vary materially from the foregoing forward-looking statements, due to decisions by wireless network providers not to deploy or extend their networks, decisions by manufacturers of mobile computing devices to modify or discontinue relevant product lines, competitive conditions facing wireless network providers and computing device manufactures, and other risks and uncertainties identified in this Form 10-Q and in the Company's other SEC filings. There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

     Most prospective customers wish to test Racotek's products and services during an evaluation period before implementing mobile data communications throughout their user base. This reduces the amount of transmission service and monthly support and license revenues the Company can expect to receive in the near term. The Company continues to add new customers. However, substantial growth in revenues requires a significant number of new customers and a broader rollout of mobile data to work forces by a significant number of existing customers. The Company believes that the recurring revenues from providing monthly support, software maintenance and transmission services to customers will constitute a substantial source of revenue in the long term.

     An increasing proportion of the Company's net revenues have been derived from professional services, including system planning, software development, system integration, training and installation management. The Company believes that its extensive experience in building, enabling and supporting mobile data systems will continue to contribute to growth in professional service revenues, and that customers who purchase Racotek's professional servcies may become purchasers of Racotek's other products and services. Actual results could vary materially from the foregoing forward-looking statements, however, due to continuing reluctance on the part of prospective customers to implement mobile data, the Company's inability to retain and recruit qualified personnel, the success of the Company's competitors, and other risks and uncertainties identified in this Form 10-Q and in the Company's other SEC filings.

RESULTS OF OPERATIONS

     NET REVENUES

     Product revenues decreased from $784,000 for the quarter ended June 30, 1995 to $330,000 for the quarter ended June 30, 1996. Product revenues decreased from $1,694,000 for the six months ended June 30, 1995 to $692,000 for the six months ended June 30, 1996. The decrease in product revenues resulted from a decline in the product revenue per mobile user in 1996 as compared to 1995. The product revenue per mobile user decreased with the introduction of KeyWare, because KeyWare does not require proprietary Racotek hardware, which reduces product revenue per mobile user. Product revenues will continue to fluctuate based on product mix, initial customer shipments and the timing of customer rollouts to their total user base.

     Service revenues increased from $611,000 for the quarter ended June 30, 1995 to $1,380,000 for the quarter ended June 30, 1996. Service revenues increased from $846,000 for the six months ended June 30, 1995 to $2,565,000 for the six months ended June 30, 1996. These increases are primarily due to the Company increasing its consulting service revenues, although transmission and support services also increased due to the increase in the aggregrate number of users in 1996 as compared to 1995. For the quarter ended June 30, 1996, the Company earned $1,036,000 in revenues from consulting services as compared to $376,000 for the quarter ended June 30, 1995. The Company anticipates that service revenues will continue to increase as a percentage of total revenues in future periods.

     COST OF REVENUES

     Cost of product revenues decreased from $629,000 for the quarter ended June 30, 1995 to $223,000 for the quarter ended June 30, 1996. Cost of product revenues decreased from $1,599,000 for the six months ended June 30, 1995 to $1,507,000 for the six months ended June 30, 1996. Gross margins for the second quarter increased from 20% in 1995 to 32% in 1996, but fell from 6% for the six month period ended June 30, 1995 to (118)% for the corresponding six month period in 1996. Cost of products for the six months ended June 30, 1996 included a charge of approximately $900,000 resulting from the writedown of the Company's remaining specialized mobile radio inventories to their net realizable values. The decrease in the estimated net realizable values of these inventories resulted from the Company's decision to discontinue the production, purchase and distribution of these products. The Company believes product margins will improve in the future with the change in the product mix to higher margin software license sales and a reduction in hardware sales. However, actual results could vary materially from the foregoing forward-looking statements if the Company fails to achieve the volume of sales anticipated or due to other risks and uncertainties identified in this Form 10-Q and in the Company's other SEC filings.

      Cost of services increased from $261,000 for the quarter ended June 30, 1995 to $882,000 for the quarter ended June 30, 1996. Cost of services increased from $388,000 for the six months ended June 30, 1995 to $1,843,000 for the six months ended June 30, 1996. The increase in the cost of services resulted primarily from an increase in the volume of services performed and a related increase in personnel. Service margins were 36% and 57% for the quarters ended June 30, 1996 and 1995 respectively, and 28% and 54% for the six month periods ended June 30, 1996 and 1995, respectively. The decrease in the service margin percentage in 1996 resulted from the factors that increased the cost of services and a change in service mix to include a greater proportion of consulting services, which generates a lower margin than transmission services.

     RESEARCH AND DEVELOPMENT

     Research and development expenses increased from $860,000 for the quarter ended June 30, 1995 to $1,010,000 for the quarter ended June 30, 1996. Research and development expenses increased from $1,752,000 for the six months ended June 30, 1995 to $2,048,000 for the six months ended June 30, 1996. These increases were primarily due to additional engineering personnel hired to assist with the development of new versions of current software products and other product features.

     SALES AND MARKETING

     Sales and marketing expenses decreased from $2,391,000 for the quarter ended June 30, 1995 to $1,638,000 for the quarter ended June 30, 1996. Sales and marketing expenses decreased from $4,520,000 for the six months ended June 30, 1995 to $3,542,000 for the six months ended June 30, 1996. The decrease in these expenses was primarily the result of recharacterizing certain expenses as the cost of services instead of sales and marketing expenses as the Company increased its volume of billable customer services.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased from $533,000 for the quarter ended June 30, 1995 to $454,000 for the quarter ended June 30, 1996. General and administrative expenses increased from $1,070,000 for the six months ended June 30, 1995 to $1,179,000 for the six months ended June 30, 1996.

     INTEREST INCOME

     Interest income decreased from $370,000 for the quarter ended June 30, 1995 to $261,000 for the quarter ended June 30, 1996. Interest income decreased from $730,000 for the six months ended June 30, 1995 to $434,000 for the six months ended June 30, 1996. These decreases are primarily a result of a decrease in cash and investments in 1996 from 1995 levels.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $14,913,000 and working capital of $13,747,000. For the six months ended June 30, 1996, the Company used $5,122,000 of cash in its operating activities. The Company expects to continue to incur substantial negative cash flows from operating activities and therefore to have significant working capital needs through 1997. Net cash of $2,640,000 generated from investing activities during the six months ended June 30, 1996 resulted from the purchases and maturities of held-to-maturity investments and the acquisition of property and equipment. The Company generated $86,000 from financing activities for the six months ended June 30, 1996, from the exercise of stock options.

     The Company believes that its existing capital resources will be sufficient to meet the Company's cash requirements into 1997. However, actual results could vary materially from the foregoing forward-looking statements due to many factors, including the market acceptance of the Company's products, the levels of promotion and marketing required to launch and sell its products and services and to attain a competitive position in the marketplace, the extent to which the Company invests in research and development with respect to existing and future technology, including research and development with respect to additional product features and product enhancements and other factors identified in this Form 10-Q and in the Company's other SEC filings

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Delays in the commercial availability and geographic coverage of new wireless networks may continue to impede or prevent substantial growth of the Company's business. Prospective customers are reluctant to make company wide implementation decisions until they have an opportunity to compare presently available services to the services offered by new wireless networks, such as CDPD and LEO satellites. There can be no assurance that the new wireless networks will attain commercial availability, or that they will be available in a significant number of metropolitan areas, or that they will provide a scope of geographic coverage that is attractive to customers in the metropolitan areas in which they are available. The Company's inability to offer products and services to customers on new wireless networks could have a material adverse effect on the Company's business.

     The Company's ability to provide communication services is dependent upon contractual relationships with wireless network providers. There can be no assurance that the Company will be able to enter into or maintain relationships with wireless network providers, that any such relationships will be on economically favorable terms or that wireless network providers may not choose to compete against rather than cooperate with the Company. Furthermore, there can be no assurance that wireless network providers will have the capacity, ability and FCC authorization to provide high-quality airtime to the Company's customers on a continuous basis. The Company's inability to obtain high-quality, reliable, continuous airtime from or maintain cooperative relationships with wireless network providers would adversely affect the Company's business.

     The Company depends on application software developers to help create a market for the Company's products by writing their application software programs so that the programs implement mobile data transmission through KeyWare. There can be no assurance that the applications software developers will choose to make their computer programs compatible with KeyWare. Furthermore, there can be no assurance that the application software developers who implement mobile data transmission through KeyWare will be successful in developing and marketing their Racotek-compatible products or will continue to use the Company's products in their business. In addition, delays by these developers in completing their wireless application software integration is impeding the Company's efforts to persuade existing and prospective customers to implement the products across their entire fleets. Continuing delays in wireless application software integration could have a material adverse impact on the Company's business.

     Many large companies retain system integrators to select and implement communications systems for their mobile workforces. The Company's ability to obtain large companies as customers depends in part on establishing and maintaining cooperative relationships with system integrators so that the system integrators will recommend and purchase Racotek products and services for their clients. The Company's inability to persuade system integrators to recommend and purchase Racotek products and services for their clients could prevent the Company from securing such clients as customers, which could have a material adverse effect on the Company's business. In addition, to the extent system integrators develop application software programs, the Company depends on them to write their application software programs so that the programs implement mobile data transmission through KeyWare. Continuing delays in wireless application software integration by system integrators, like such delays on the part of application software developers, could have a material adverse impact on the Company's business.

     The Company depends on third-party hardware manufacturers to develop and maintain computer hardware devices that are suitable for mobile data applications, such as handheld and vehicle-mounted devices, and to make these devices available to customers at attractive prices. The Company's ability to sell its products would be diminished if hardware manufacturers cease developing such devices. Unless dependable and fully-featured KeyWare-compatible mobile devices are available at competitive prices, customers will be reluctant to implement mobile data systems and become Racotek customers, which would adversely affect the Company's business.

     A substantial portion of the Company's revenues derived from providing consulting services to mobile data users. Consulting services cannot be standardized and mass-marketed as readily as software, and they may not provide as consistent a source of recurring revenue as transmission services are expected to provide. In order for the Company's revenues from consulting services to continue to grow, the Company must continue to add more customers and larger projects to build, enable and support data mobility systems. The Comapny's inability to find customers for its large-scale consulting services, and/or the Company's inability to use its consulting services to obtain additional customers for its software licenses, support and transmission services could adversely affect the growth of its business.

     The Company derives a substantial part of its revenue from a small number of customers who, after evaluating the Company's products, proceed to install the Company's products throughout their entire fleet of vehicles. A decision by any one of these customers to delay or abandon roll-out of the Company's products across an entire fleet may have a material adverse effect on the Company's business and results of operations.

     Competition in the communication industry is intense. Major software development companies, as well as computer, database and communications companies, are possible sources of future direct competition for Racotek's products and services. Many of the Company's current and possible direct competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition to direct competitors, the Company presently faces competition from providers of other mobile communication services that customers might view as substitutes for wireless data transmission, such as cellular telephone, paging and conventional two-way voice radio.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     None

ITEM 2.  CHANGES IN SECURITIES.
     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     See attached Exhibit Index.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RACOTEK, INC.

                              By:  /s/ Michael Fabiaschi
                                   -----------------------------
                                   Michael Fabiaschi
                                   President and Chief Executive Officer

                              By:  /s/ James E. Flaherty
                                   -----------------------------
                                   James E. Flaherty
                                   Chief Financial Officer and Secretary

                              Dated: August 12, 1996

                                  EXHIBIT INDEX

EXHIBIT NUMBER   TITLE                                           SEQUENTIALLY
                                                                 NUMBERED
                                                                 PAGE

11.01            Detail Computation of Net Loss per Share.