Form 10-Q
period 1996-09-30
RACOTEK INC
filed 1996-11-12
CIK 883741

=============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-Q
(MARK ONE)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                            OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-22718
                       -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X           NO   _____
     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practicable date.

                                               Outstanding at
               Class                         September 30, 1996
               -----                         ------------------
     Common Stock, $.01 par value                 24,509,847
=============================================================================
THIS REPORT CONSISTS OF 18 SEQUENTIALLY NUMBERED PAGES. THE EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 14.

                                  RACOTEK, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page No.
                                                                       --------
          Statements of Operations
               Three Months Ended September 30, 1996 and 1995
               and Nine Months Ended September 30, 1996 and 1995              3

          Balance Sheets
               September 30, 1996 and December 31, 1995                       4

          Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995                  5

          Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

                            PART II -- OTHER INFORMATION

Items
1-5.     Not applicable                                                       12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

                            PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                   RACOTEK, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                                ------------------         -------------------
                                 1996         1995          1996          1995
                                 ----         ----          ----          ----
Net revenues:
 Products                        $548         $910         $1,240        $2,604
 Services                       1,326        1,028          3,891         1,874
                             --------     --------       --------      --------
                                1,874        1,938          5,131         4,478
Cost and expenses:
 Cost of products                 358          836          1,865         2,435
 Cost of services                 865          472          2,708           860
 Research and development       1,149          848          3,197         2,600
 Sales and marketing            1,253        2,074          4,795         6,594
 General and administrative       402          595          1,581         1,664
                              -------      -------        -------       -------
Loss from operations           (2,153)      (2,887)        (9,015)       (9,675)

Interest Income                   181          287            615         1,017
                              -------      -------        -------       -------
Net loss                     ($1,972)     ($2,600)       ($8,400)      ($8,658)
                             --------     --------       --------      --------
                             --------     --------       --------      --------
Net loss per share            ($0.08)      ($0.11)        ($0.35)       ($0.37)
                             --------     --------       --------      --------
                             --------     --------       --------      --------
Number of shares used in
computation                    24,473       23,840         24,276        23,719
                             --------     --------       --------      --------
                             --------     --------       --------      --------


The accompanying notes are an integral part of the financial statements.

                                RACOTEK, INC.
                               BALANCE SHEETS
                    (In thousands, except per share amount)



          ASSETS
                                                            September 30,   December 31,
                                                                 1996          1995
                                                            ------------    ------------
                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                       $4,001        $4,397
 Short-term investments                                           8,461        10,645
 Accounts receivable, net                                         1,566         1,654
 Inventories                                                        295         1,305
 Prepaid expenses and other current assets                          210           518
                                                            -----------     -----------
   Total current assets                                          14,533        18,519

Long-term investments                                             1,002         5,052
Property and equipment, net                                       2,039         2,316
Restricted cash                                                     470           585
Capitalized software development costs, net                         151           241
Other long-term assets                                              305           403
                                                            -----------     -----------
   Total assets                                                 $18,500       $27,116
                                                            -----------     -----------
                                                            -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                                                  $230          $638
 Accrued expenses                                                 1,158         1,100
                                                            -----------     -----------
   Total current liabilities                                      1,388         1,738
                                                            -----------     -----------
Commitments

Stockholders' equity :
 Common stock, $.01 par value, 35,000 shares
   authorized,  24,510 and 24,043 issued and
   outstanding at Sep. 30, 1996 and Dec. 31, 1995,
   respectively                                                     245           240
 Additional paid-in capital                                      70,767        70,638
 Accumulated deficit                                            (53,900)      (45,500)
                                                            -----------     -----------
   Total stockholders' equity                                    17,112        25,378
                                                            -----------     -----------
   Total liabilities and stockholders' equity                   $18,500       $27,116
                                                            -----------     -----------
                                                            -----------     -----------


       The accompanying notes are an integral part of the financial statements.

                                     RACOTEK, INC.
                               Statements of Cash Flows
                                     (Unaudited)

(In thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                          ------------------------
                                                             1996          1995
                                                          --------       ---------
Cash flows from operating activities:
 Net loss                                                  ($8,400)      ($8,658)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                678           637
   Provision for bad debts                                      237           165
   Provision for write-down of inventories                      900
   Amortization of discounts on held to maturity investments    (33)         (215)
 Changes in operating assets and liabilities:
   Accounts receivable                                         (149)         (400)
   Inventories                                                  110           482
   Prepaid expenses and other current assets                    308           (59)
   Accounts payable and accrued expenses                       (350)          179
                                                           --------      ---------
          Net cash used in operating activities              (6,699)        (7,869)

Cash flows from investing activities:
 Purchase of  held to maturity investments                  (15,746)       (13,671)
 Proceeds from maturity of held to maturity investments      22,013         20,920
 Purchase of property and equipment                            (213)          (533)
 Capitalized software development costs                                        (90)
 Other                                                                          64
                                                           --------      -----------
          Net cash provided from investing activities         6,054           6,690

Cash flows from financing activities:
 Proceeds from exercises of options                             134             467
 Changes in restricted cash                                     115             115
                                                           --------      -----------
          Net cash provided from financing activities           249             582
                                                           --------      -----------
Net change in cash and cash equivalents                        (396)            (597)
Cash and cash equivalents, beginning of period                4,397            3,357
                                                           --------      ------------
Cash and cash equivalents, end of period                     $4,001           $2,760
                                                           --------      ------------
                                                           --------      ------------


     The accompanying notes are an integral part of the financial statements.

                           NOTES TO FINANCIAL STATEMENTS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A.  BASIS OF PRESENTATION:

The unaudited financial statements of Racotek, Inc. (the "Company") as of September 30, 1996 and for the periods ended September 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to fairly state the financial position at September 30, 1996 and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1995, which were included in the Company's 1995 Annual Report and incorporated by reference in its 1995 Form 10-K. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to allowances for inventory obsolescence and doubtful accounts and the warranty accrual.

NOTE B.  SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):

                                              SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                              ------------------      -----------------
                                                  (Unaudited)
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable                               $1,943                $1,851
  Less allowance for doubtful accounts               (377)                 (197)
                                                    ------                ------
                                                    $1,566                $1,654
                                                    ------                ------
INVENTORIES:
  Components                                           $32                  $104
  Finished Goods                                       263                 1,201
                                                    ------                ------
                                                      $295                $1,305
                                                    ------                ------


During the first quarter of 1996, the Company recorded a $900,000 charge to cost of products to effect a write-down of its SMR-related inventories to their estimated net realizable values. The decrease in the estimated net realizable values of these inventories resulted from the Company's decision to discontinue the purchase and distribution of these products.

PROPERTY AND EQUIPMENT, NET:
  Computer equipment                                $2,902                 $2,732
  Furniture and equipment                              878                    835
  Leasehold improvements                               213                    213
                                                   -------                 ------
                                                     3,993                  3,780
  Less accumulated depreciation and
       amortization                                (1,954)                 (1,464)
                                                   -------                 -------
                                                    $2,039                  $2,316
                                                   -------                 -------
                                                   -------                 -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in March 1989. With the completion and initial commercial shipments of its KeyWare-TM- product in the second quarter of 1995, the Company emerged from its development stage. The Company expects to continue to incur losses into 1997 due to later-than-expected customer implementations of wireless mobile data systems. The delays in customer implementations have resulted from limited commercial availability and geographic coverage of wireless networks such as cellular digital packet data ("CDPD") and low-earth orbit satellite ("LEO"), delays in completion of wireless application software integration and significant capital costs required for mobile computing devices. The Company believes that the commercial availability and coverage of wireless networks are increasing and that capital costs are beginning to decline. The Company also believes that it can accelerate customers' decisions to implement mobile data by providing needed expertise through the Company's consulting services. However, actual results could vary materially from the foregoing forward-looking statements, due to decisions by wireless network providers not to deploy or extend their networks, decisions by manufacturers of mobile computing devices to modify or discontinue relevant product lines, competitive conditions facing wireless network providers and computing device manufactures, and other risks and uncertainties identified in this Form 10-Q and in the Company's other
SEC filings. There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

     Most prospective customers wish to test Racotek's products and services during an evaluation period before implementing mobile data communications throughout their user base. This reduces the amount of revenues the Company can expect to receive in the near term. The Company continues to add new customers. However, substantial growth in revenues requires a significant number of new customers and a broader rollout of mobile data to work forces by asignificant number of existing customers. The Company believes that the recurring revenues from providing monthly support, software maintenance and transmission services to customers will constitute a substantial source of revenue in the long term.

     An increasing proportion of the Company's net revenues have been derived from professional services, including system planning, software development, system integration, training and installation management. The Company believes that its extensive experience in building, enabling and supporting mobile data systems will continue to contribute to growth in professional service revenues, and that customers who purchase Racotek's professional services may become purchasers of Racotek's other products and services. Actual results could vary materially from the foregoing forward-looking statements, however, due to continuing reluctance on the part of prospective customers to implement mobile data, the Company's inability to retain and recruit qualified personnel, the success of the Company's competitors, and other risks and uncertainties identified in this Form 10-Q and in the Company's other SEC filings.

RESULTS OF OPERATIONS

     NET REVENUES

     Product revenues decreased from $910,000 for the quarter ended September 30, 1995 to $548,000 for the quarter ended September 30, 1996. Product revenues decreased from $2,604,000 for the nine months ended September 30, 1995 to $1,240,000 for the nine months ended September 30, 1996. The decrease in product revenues resulted from a change in the product revenue mix from primarily hardware in 1995 to software in 1996. The product revenue mix changed with the introduction of the Company's

KeyWare software product. KeyWare does not require the use of proprietary Racotek hardware, thereby reducing the company's hardware sales. Product revenues will continue to fluctuate based on product mix, initial customer shipments and the timing of customer rollouts to their total user base.

     Service revenues increased from $1,028,000 for the quarter ended September 30, 1995 to $1,326,000 for the quarter ended September 30, 1996. Service revenues increased from $1,874,000 for the nine months ended September 30, 1995 to $3,891,000 for the nine months ended September 30, 1996. These increases are primarily due to the Company increasing its consulting service revenues, although transmission and support services also increased along with the aggregrate number of product users in 1996 as compared to 1995. For the quarter ended September 30, 1996, the Company earned $968,000 in revenues from consulting services as compared to $760,000 for the quarter ended September 30, 1995. The Company anticipates that service revenues will continue to increase as a percentage of total revenues in future periods.

     COST OF REVENUES

     Cost of product revenues decreased from $836,000 for the quarter ended September 30, 1995 to $358,000 for the quarter ended September 30, 1996. Cost of product revenues decreased from $2,435,000 for the nine months ended September 30, 1995 to $1,865,000 for the nine months ended September 30, 1996. Gross margins for the third quarter increased from 8% in 1995 to 35% in 1996, but fell from 6% for the nine month period ended September 30, 1995 to (50)% for the corresponding nine month period in 1996. The third quarter 1996 margin increase resulted primarily from an increasing proportion of revenues from higher margin software sales. Cost of products for the nine months ended September 30, 1996 includes a charge of $900,000 resulting from the write-down of the Company's remaining specialized mobile radio related inventories to their net realizable values. The decrease in the estimated net realizable values of these inventories resulted from the Company's first quarter decision to discontinue the production, purchase and distribution of these products. The Company believes product margins will improve in the future with the change in the product mix to higher margin software license sales and a reduction in hardware sales. However, actual results could vary materially from the foregoing forward-looking statements if the Company fails to achieve the volume of sales anticipated or due to other risks and uncertainties identified in this Form 10-Q and in the Company's other SEC filings.

      Cost of services increased from $472,000 for the quarter ended September 30, 1995 to $865,000 for the quarter ended September 30, 1996. Cost of services increased from $860,000 for the nine months ended September 30, 1995 to $2,708,000 for the nine months ended September 30, 1996. The increase in the cost of services resulted primarily from an increase in the volume of services performed and a related increase in consulting personnel. Service margins were 35% and 54% for the quarters ended September 30, 1996 and 1995 respectively, and 30% and 54% for the nine month periods ended September 30, 1996 and 1995, respectively. The decrease in the service margin percentage in 1996 resulted from a change in service mix to include a greater proportion of consulting services, which typically generates a lower margin than transmission and support services.

     RESEARCH AND DEVELOPMENT

     Research and development expenses increased from $848,000 for the quarter ended September 30, 1995 to $1,149,000 for the quarter ended September 30, 1996. Research and development expenses increased from $2,600,000 for the nine months ended September 30, 1995 to $3,197,000 for the nine months ended September 30, 1996. These increases were primarily due to additional engineering personnel hired to assist with the development of new versions of current software products and other product features.

     SALES AND MARKETING

     Sales and marketing expenses decreased from $2,074,000 for the quarter ended September 30, 1995 to $1,253,000 for the quarter ended September 30, 1996. Sales and marketing expenses decreased from $6,594,000 for the nine months ended September 30, 1995 to $4,795,000 for the nine months ended September 30, 1996. The decrease in these expenses was primarily the result of recharacterizing certain expenses as the cost of services in 1996 when the Company began billing for these services. In 1995, these services were performed as part of sales and marketing activities.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased from $595,000 for the quarter ended September 30, 1995 to $402,000 for the quarter ended September 30, 1996. General and administrative expenses decreased from $1,664,000 for the nine months ended September 30, 1995 to $1,581,000 for the nine months ended September 30, 1996.

     INTEREST INCOME

     Interest income decreased from $287,000 for the quarter ended September 30, 1995 to $181,000 for the quarter ended September 30, 1996. Interest income decreased from $1,017,000 for the nine months ended September 30, 1995 to $615,000 for the nine months ended September 30, 1996. These decreases are primarily a result of a decrease in cash and investments in 1996 from 1995 levels.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $13,464,000 and working capital of $13,145,000. For the nine months ended September 30, 1996, the Company used $6,699,000 of cash in its operating activities, compared to $7,869,000 of cash for the nine months ended September 30, 1995. The Company expects to continue to incur substantial negative cash flows from operating activities and therefore to have significant working capital needs into 1997. Net cash of $6,054,000 provided by investing activities during the nine months ended September 30, 1996 resulted from maturities of held-to-maturity investments, net of investment purchases and the acquisition of property and equipment. The Company generated $249,000 of cash from financing activities for the nine months ended September 30, 1996 from the exercise of stock options and from a reduction in restricted cash.

     The Company believes that its existing capital resources will be sufficient to meet the Company's cash requirements into 1997. However, actual results could vary materially from the foregoing forward-looking statements due to many factors, including the market acceptance of the Company's products, the levels of promotion and marketing required to launch and sell its products and services and to attain a competitive position in the marketplace, the extent to which the Company invests in research and development with respect to existing and future technology, including research and development with respect to additional product features and product enhancements and other factors identified in this Form 10-Q and in the Company's other SEC filings.

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

     Many large companies retain system integrators to select and implement communications systems for their mobile workforces. The Company's ability to obtain large companies as customers depends in part on establishing and maintaining cooperative relationships with system integrators so that the system integrators will recommend and purchase Racotek products and services for their clients. The Company's inability to persuade system integrators to recommend and purchase Racotek products and services for their clients could prevent the Company from securing such clients as customers, which could have a material adverse effect on the Company's business. In addition, to the extent system integrators develop application software programs, the Company depends on them to write their application software programs so that the programs implement mobile data transmission through KeyWare. Continuing delays in wireless application software integration by system integrators could have a material adverse impact on the Company's business.

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

     A substantial portion of the Company's revenues derived from providing consulting services to mobile data users. Consulting services cannot be standardized and mass-marketed as readily as software, and they may not provide a consistent source of recurring revenue compared to the Company's expectations of transmission services. In order for the Company's revenues from consulting services to continue to grow, the Company must continue to add more customers and larger projects to build, enable and support data mobility systems. The Comapny's inability to find customers for its large-scale consulting services, and/or the Company's inability to use its consulting services to obtain additional customers for its software licenses, support and transmission services could adversely affect the growth of its business.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     See attached Exhibit Index.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RACOTEK, INC.

                              By:  Michael Fabiaschi
                                   -------------------------------------
                                   Michael Fabiaschi
                                   President and Chief Executive Officer

                              By:  David J. Maenke
                                   -------------------------------------
                                   David J. Maenke
                                   Chief Financial Officer and Secretary

                              Dated: November 7, 1996

                                    EXHIBIT INDEX

EXHIBIT NUMBER   TITLE                                            SEQUENTIALLY
                                                                  NUMBERED PAGE
   10.01**       Amendments to Amended Employment Agreement by
                 and between Registant and Richard A. Cortese
                 dated June 6, 1996 and September 24, 1996                15

**   Management contract or copmenstation plan.