Form 10-K
period 1996-12-31
RACOTEK INC
filed 1997-03-31
CIK 883741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER 0-22718

                                 RACOTEK, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                  #41-1636021
 (State or Other Jurisdiction      (I.R.S. Employer
              of                 Identification No.)
Incorporation or Organization)

            7301 OHMS LANE, SUITE 200, MINNEAPOLIS, MINNESOTA 55439
          (Address of Principal Executive Offices, including Zip Code)
       Registrant's Telephone Number, Including Area Code: (612) 832-9800
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $70,514,000 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 17, 1997.

The number of shares outstanding of the registrant's common stock, as of March 17, 1997: 24,871,870 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Racotek, Inc. 1996 Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV of this report.

(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This report consists of 50 sequentially numbered pages. The exhibit index begins on sequentially numbered page 21.

                                     PART I

ITEM 1. BUSINESS

    Racotek, Inc. (the "Company") develops, markets and supports software and provides services for mobile data systems. Racotek's objective is to become a leading provider of mobile data communications products and services to businesses that have mobile workers. The Company's products are focused on extending enterprise information systems to mobile workers, through the use of Company-developed software that provides connectivity from host computer applications across multiple wireless and wireline networks to mobile computers used by a mobile work force. The Company seeks broad adoption of its products by mobile application developers and large account customers to establish itself as the market-leading communications software solution for mobile workforces. The Company provides a wide range of consulting services to facilitate and increase adoption of mobile workforce technologies, as well as post-installation support services designed to maximize the integration of mobile systems.

    The Company made its initial commercial shipments of its KeyWare-TM- product in the second quarter of 1995 and has experienced growth in both KeyWare license revenues and related customer support services revenue. KeyWare facilitates the two-way exchange of data through the use of distributed computing services. The KeyWare Wireless Distributed Computing environment is modeled after network standards defined by Open Software Foundation ("OSF") known as the Distributed Computing Environment ("DCE"). KeyWare is designed as an open system, allowing customers the flexibility to make independent wireless network configuration decisions as they choose the hardware and software components of their wireless wide area network ("WAN"). Racotek is continuing to research and develop the compatibility of KeyWare with other wireless networks as they become available.

    In the first quarter of 1996, the Company decided to discontinue the production, purchase and distribution of specialized mobile radio ("SMR") products. As a result of this decision, the Company wrote-down the remaining SMR inventories to their net realizable values.

    Except for historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties, including the development of a substantial market for mobile data systems, the availability and reliability of wireless networks used with the Company's products, the Company's ability to develop and maintain advantageous relationships with providers of other components of a complete mobile data system (such as hardware and applications software), the impact of competitive products and pricing and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may materially differ from any forward-looking statements due to such risks and uncertainties.

BACKGROUND

    The Company believes that 21 million of the estimated 38 million mobile workers in the United States are engaged in customer service, sales/order entry and transportation activities. These mobile workers are the principal potential market for Racotek's products and services. However, the market for mobile data services is new and undeveloped. Mobile workers who currently have wireless communication facilities communicate using private dispatch radio, paging systems, private data systems on dedicated frequencies, cellular telephone and SMR voice services. A number of mobile workers have no wireless communication facilities at the present time.

    The Company believes that the principal reasons that the market for mobile data services has been slow to develop are the limited commercial availability and geographic coverage of wireless networks, cost, technical readiness and ergonomics of ruggedized mobile computing devices and delays in wireless application integration. The Company believes that the commercial availability and geographic coverage of wireless networks are increasing, transmission fees on wireless networks are declining and that capital costs are beginning to decline.

    Application software that does not contain mobile data transmission capability is generally available for businesses in the field service and transportation industries, and includes functions such as accounting, inventory control, scheduling, load efficiency, dispatching, collection of shipment and inventory data, destination addressing and routing information. Because few of these application programs are able to exchange messages or data directly with mobile workers, mobile workers typically either collect information in written form for later physical delivery to the base office or communicate with the base office by voice communications. In either case, the information is not transmitted in a form that is immediately accessible by a computer. The information must instead be entered manually, which often results in delays and increases the likelihood of inaccuracies. Mobile workers face similar obstacles in obtaining timely and accurate information from the base office and typically are unable to access the base office applications.

    While the development of application software for mobile workers is somewhat limited, there are many different wireless networks that could be used to service mobile workers. These networks have been developed at substantial expense and provide significant data transmission capacity. For example, ARDIS grew out of the network originally designed for IBM's field service workers and provides coverage within buildings to portable computer hardware. In addition, RAM continues to build a high-capacity nationwide wireless packet data system. In addition, new technologies are being developed and implemented to offer additional coverage and feature options, including Cellular Digital Packet Data ("CDPD"), Enhanced Specialized Mobile Radio ("ESMR"), low-earth orbit satellite ("LEO"), digital cellular and Personal Communication Services ("PCS"). See "Technology."

    Hardware and software designed to be used on one of the wireless networks typically requires changes in the software. Developers of application software therefore must rewrite a significant portion of their software programs for each wireless network that they wish to access, and the Company believes that developers have been reluctant to commit the resources necessary to accomplish this task. Similarly, the Company believes that the existence of multiple incompatible wireless networks has made prospective users of mobile data transmission services reluctant to invest in the hardware, software and training necessary to implement a mobile data communication system. There is a risk that certain networks currently available will not survive the competition with other networks. A network that is optimal for a user's needs today might not continue to be optimal as the user's needs change. For example, a business that presently needs metropolitan coverage may at a later stage of its growth require nationwide coverage. Moreover, as the technology develops, there is the possibility that a superior network might be introduced that will render one or more existing networks obsolete. Finally, the hardware used in mobile data systems, both in-vehicle and at the home office, can be mutually incompatible and is continuously evolving. Potential customers seek assurance that their investment in hardware will continue to provide benefits even as standards and systems evolve.

    For these reasons, the Company believes that the lack of a standard consistent application development environment, as well as the lack of a consistent interface to different wireless networks, have limited the growth of the mobile data industry. The Company believes that a link between wireless networks and business application software is needed to enable significant growth. Racotek seeks to provide that link with its products.

THE RACOTEK SOLUTION

    Racotek has developed its products and services to facilitate development of mobile data application software by providing a consistent application development environment to access multiple wireless networks. Racotek offers technical support and training for the development of mobile data software applications. The Company believes that its products and services can significantly facilitate both the adaptation of existing application programs to include wireless data transmission capabilities and the development of new software applications designed specially to use wireless networks. The Company's products insulate application developers from the interface requirements of various wireless transmission networks and handle such matters as flow control, message buffering and processor connectivity. Accordingly, applications can be used on different types of base office computers and mobile computers and over multiple wireless networks, without change to the applications. The Company's software products are compatible with a wide variety of third party hardware devices. The Company is committed to develop and support interfaces to the leading mobile and stationary computing devices.

COMPANY STRATEGY

    Racotek's objective is to become a leading provider of mobile data communication products and services to businesses that have mobile workers. The Company's strategy includes the following elements:

    ENABLE MOBILE APPLICATION SOFTWARE DEVELOPMENT. To encourage acceptance of its products as the standard operating system for wireless data communication, Racotek incorporates features and functions that add value for application developers. These features include providing a client/server development environment, insulating application programs from the many types of mobile computers and wireless networks and managing the difficulties of data transmission in a wireless environment. The Company is committed to increasing the functionality and performance of its products and to providing the most robust application development environment possible for mobile data applications.

    PROVIDE PROFESSIONAL SERVICES EXPERTISE. The Company has gained extensive experience in all phases of wireless mobile data implementations through its development period and thereafter. The Company is now positioned to provide these services to customers on a fee basis. Professional Service activities include project management and implementation services including requirements consulting, system design and planning, software development, systems integration, training and installation management.

    PROVIDE ACCESS TO MULTIPLE WIRELESS NETWORKS AND HARDWARE DEVICES. The Company's KeyWare product provides access to multiple wireless networks without modification to the application software. Racotek believes this will encourage application software developers to write programs that use Racotek's products, thereby making it the most efficient way to serve the largest number of potential users without committing to a single wireless network. Similarly, KeyWare protects the customer's investment in application software by providing access to multiple networks. As the customer's needs change or new wireless networks are introduced, the same application can be used on different networks. Finally, KeyWare's compatibility with multiple hardware devices provides customers with the flexibility to upgrade their systems in whole or in part as new hardware is developed and existing hardware evolves.

    FOCUS ON VERTICAL MARKETS. Racotek is concentrating its efforts on reaching the segments of the mobile communication market that the Company believes has a need for industry-specific, mission-critical mobile applications, as opposed to horizontal applications such as electronic mail. Racotek has targeted the field service, sales/order entry, transportation, utility, insurance, road side assistance and home health care markets for its initial focus.

    PROVIDE MANAGED NETWORK SERVICES. The Company's KeyWare product, resident expertise in wireless systems and applications, and internally developed diagnostic tools enable it to provide post-installation support services such as end-to-end problem identification and resolution. The principal benefits to customers from this suite of services include higher system reliability, a single source for problem resolution, and lower support costs.

    MAINTAIN DIRECT RELATIONSHIP WITH END USERS. The Company believes that a direct relationship with end users enhances brand awareness and provides a channel for customer input. Although the Company might not bill its KeyWare customers directly for transmission services, the Company intends to maintain a direct relationship with all of its customers by providing managed network services, system integration services and on-going maintenance and support.

    GENERATE RECURRING REVENUES. The Company believes its managed network services, KeyWare software subscription program and transmission services, which are all billed on a monthly basis, provide a recurring revenue stream for the Company.

    DEVELOP STRATEGIC RELATIONSHIPS. Racotek believes its strategic relationships with providers of components of a mobile data communication system significantly enhance its efforts to establish Racotek products as the standard mobile network operating system. Racotek has established formal relationships with wireless network providers, computer hardware providers, Value Added Resellers ("VARs") and system integrators. See "Strategic Relationships."

PRODUCTS AND SERVICES

    KEYWARE MOBILE NETWORKING SOFTWARE. The Company announced, in the first quarter of 1995, the creation of KeyWare, a wireless networking software product that encompasses the development efforts of RacoNet and a broad range of extensions. KeyWare is built upon an open client/server server/client architecture. This design allows KeyWare's service agents to perform important functions on behalf of host and portable applications including, among others, Global Name Management, Systemwide Synchronization, store and forward, file transfer and network management. KeyWare is a Wireless Distributed Computing environment that is designed to be interoperable with many customers' existing information systems to provide broad wireless and wireline connectivity and to allow rapid integration of existing applications. KeyWare customers are able to select ARDIS, CDPD, RAM, paging, circuit switched cellular and satellite networks for data transmissions. In addition to KeyWare, the Company offers KeyBuilder, a software development tool, KeyScript, a forms-based mobile application development software product and KeyWare Database Agent, which allows database programmers to access wireless data communication services through KeyWare. For the years ended December 31, 1996 and 1995, revenue from the sale of software amounted to 10% and 3% of total revenues, respectively.

    PROFESSIONAL SERVICES. The Company offers its customers certain consulting services, project management and implementation services including requirements consulting, system design and planning, software development, systems integration, training and installation management. Racotek's professional services supplement the Company's product offerings by assisting customers in the implementation of a wireless mobile data system. The Company's professional services can be priced on either a time and materials or fixed bid basis based on preapproved statements of work. The Company commenced providing these types of services in 1995. For the years ended December 31, 1996 and 1995, revenue generated from these services accounted for 52% and 29% of total revenues, respectively.

    MANAGED NETWORK SERVICES. The Company's managed network services group monitors a customer's wireless system performance to detect potential problems and resolve issues affecting overall system availability. This service provides customers a single point of contact in a multi-vendor environment. The Company has developed diagnostic tools in connection with its KeyWare product line to detect errors in a wireless system. Managed network services are typically billed on a fixed monthly basis. For the years ended December 31, 1996 and 1995, revenue from these services amounted to 10% and 1% of total revenues, respectively.

    RACOTEK TRANSMISSION SERVICES. The Company has agreements with SMR transmission operators in over 15,000 cities in the United States and Canada that allow transmission service, principally suitable for metropolitan, in-vehicle users. With the release of KeyWare and certain marketing agreements, the Company also can remarket transmission service on ARDIS, RAM and certain CDPD providers. Revenue generated from these services accounted for 10%, 16% and 18% of total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

    In addition to the above products and services, other components of a wireless data system include:

    MOBILE WORKGROUP SERVER. The mobile workgroup server is a network gateway located at the customer's base office that provides message storage, flow control and connectivity between the host computer, the wireless network and the mobile computers. The mobile workgroup server employs an industry standard

Intel-based computer and a real-time, multi-tasking communications front-end processor. The mobile workgroup server is configured from standard hardware that can be purchased from Racotek or third party suppliers.

    RADIO/MODEM. The Radio/Modem provides the wireless transmission between the mobile computing device and the wireless network. Radio/modems are now available from several vendors in PCMCIA standard form factors and compatibilities, enabling embedded wireless connectivity, or wireless connectivity using available external PCMCIA slots. The development of smaller and lower cost radio/modems that are well-integrated into ruggedized mobile computing devices designed on standard platforms, such as DOS or Windows, is critical to wide-scale adoption of mobile workforce technologies. The radio/modem can be purchased from various third party suppliers or from Racotek.

    MOBILE COMPUTER. The mobile computer is a customer-selected, third-party-supplied device that runs the customer's mobile application software. PC-compatible computers and any other computers that have implemented the application program interface are usable on the system without change to the application program. Mobile computers are available from a number of third party suppliers.

    WIRELESS NETWORKS. KeyWare uses the ARDIS, CDPD, RAM, SMR, paging, circuit switched cellular, Orbcomm satellite and NORCOM satellite networks. Racotek is continuing to research and develop the compatibility of KeyWare with other wireless networks.

    Aggregate revenues generated from the above-mentioned hardware products represented, 18%, 51% and 79% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. This decrease reflects the Company's decision to discontinue the production, purchase and distribution of proprietary SMR products.

CUSTOMERS

    Racotek has 61 customers and approximately 9,900 mobile workers using its products. These customers are primarily in the following market segments: field service, less-than-truckload ("LTL") trucking, insurance and sales/order entry. For the year ended December 31, 1994, sales to Quicksilver Express Courier, Inc. and American Freightways each represented more than 10% of the Company's total revenues. For the year ended December 31, 1995, sales to American Freightways, The Hertz Corporation and Arrowsmith Technologies, Inc. each represented more than 10% of the Company's total revenues. For the year ended December 31, 1996, sales to American Freightways was more than 10% of the Company's total revenues.

    FIELD SERVICE. The dispatcher in a field service organization receives service requests, enters orders and dispatches field service technicians. At present, most dispatchers communicate with the field service technicians using standard telephone or two-way voice radio. The dispatcher reads the work assignment, special instructions and any relevant information he or she may have about the service request. The service technician takes notes and proceeds to the assignment. Each dispatcher is generally responsible for 20 or more technicians. While the dispatcher handles one technician's queries, a number of other field technicians may have to wait for information or assignment. This wait time is a significant problem within the field service industry.

    Current users of Racotek products and services have implemented a system that provides continuous data flow to and from field service technicians increasing customer service and productivity. Racotek products and services can improve the clarity of the assignment and, using the system, all information (such as warranty, service history and parts availability) at the base office may be electronically accessed by the field service technician.

    Ameritech, Bell South Telecommunications, Caterpillar, Datacard, Unisys, Xerox Canada Ltd., Public Service Electric & Gas Co., and Neopost are field service businesses that are currently testing or using Racotek products and services for mobile data systems.

    LESS-THAN-TRUCKLOAD TRUCKING. LTL trucking companies carry loads containing shipments from multiple customers at one time. LTL trucking therefore requires frequent and detailed communication between dispatcher and driver to meet demands for freight flow and dock management. At present, LTL trucking companies generally rely on voice communication between the dispatcher and driver. Voice communication is time-consuming, subject to misinterpretation and creates significant driver inefficiency. In addition, drivers may be out of their trucks and miss information. Pick-up information, including destination, number of pieces, freight weight and priority, is often too detailed and voluminous for drivers to communicate by voice. Consequently, shipment planning can be delayed until the driver returns to the dock, and transportation time may be lost.

    The Racotek mobile data system addresses these problems by providing a real-time data transmission system to improve the accuracy and timeliness of the information transmitted, enabling more information to be transmitted in a shorter period of time and holding messages while the driver is out of the vehicle. As drivers complete a freight pick-up, they can use the Racotek mobile data system to transmit the relevant information, allowing logistics planning to take place hours earlier than before. This provides opportunities for improved resource utilization, quicker freight delivery and improved customer service and satisfaction.

    American Freightways, New Penn Motor Express, Overnite Transportation and Northwest Transport Service Inc. are LTL trucking companies that are currently testing or using the Racotek products and services.

    SALES/ORDER ENTRY. In this market, sales people visit retail stores and take orders for merchandise to fill the necessary shelf space. At the end of the day, this information is forwarded to a distribution warehouse where orders are processed and trucks are then loaded. The time lag in getting the information to the distribution center may result in overtime, missed shipments and, most importantly, empty shelf space for businesses. With KeyWare, sales people take orders in the field and transmit them directly to the warehouse on a real-time basis. The orders can be immediately assembled for next day delivery, thus reducing overtime and assuring full shelf space.

    Pepsi Cola Allied Bottlers, Inc., Pepsi Cola & National Brand Beverages, Ltd. and Hertz Corporation are sales/order entry companies that are currently testing or using Racotek products and services.

    In addition to the above-named market segments, the Company has customers in the following market segments: insurance, healthcare, cable television and utilities.

SALES

    Racotek's sales strategy is to develop large national accounts as early, high profile adopters of its products and services. The Company considers a large account to be a customer that operates 500 or more mobile units. The Company uses both its direct sales organization and industry experts to show prospective customers the economic benefits of increased productivity, improved customer service and lower costs. Typically, the Company sells to senior operations management within a company. In addition to approaching large prospective customers through its direct sales force, the Company has developed relationships with large system integrators such as Andersen Consulting and Electronic Data Systems; manufacturers of terminals and hand-held computer equipment such as IBM and Telxon Corporation; and major wireless network providers such as ARDIS and RAM. The Company believes these relationships will lead to contacts with large prospective customers. The Company also expects to have an efficient indirect channel of VARs to market the small and mid-sized companies.

    The Company's professional services group is able to provide services to assist customers in implementing a wireless data system. These front-end consulting services are necessary and critical for the successful implementation of mobile data. Based on years of experience in mobile data, the Company believes it is well positioned to provide customers these services.

    Of the Company's 10 sales people, 7 are assigned to major accounts, two are industry experts and one is responsible for developing relationships with systems integrators, manufacturers of computer equipment, major wireless network providers and VARs.

BACKLOG

    To date, the Company typically has operated with little order backlog. Most of its revenues in each quarter result from orders booked in each quarter. The Company's typical payment terms are net 30 days from invoice date and the Company generally does not allow product returns.

STRATEGIC RELATIONSHIPS

    In February 1992, the Company entered into an agreement with Motorola to develop and market RacoNet mobile data services over Motorola's owned and operated SMR systems. Under the terms of this 10-year agreement, Racotek has developed a line of products and services that is specifically adapted to Motorola's SMR service. Both Racotek and Motorola may distribute these products and services. Motorola advanced $4.5 million for development of the product technology, market and distribution channels, all of which has been converted into stock of the Company. Motorola also purchased additional shares of the Company's stock.

    In addition to its contract with Motorola for purchase of airtime, the Company has agreements with various independent SMR providers nationwide. Under these agreements, the Company purchases airtime to provide its transmission services to local customers. The agreements typically have a term of two years and are renewable on an annual basis thereafter. Either party may terminate the agreement by giving notice within 90 days of the end of a renewal period.

    During 1994, the Company entered into agreements with ARDIS and RAM to resell services provided by these two wireless networks. During 1995, the Company entered into agreements with AT&T Wireless Services, Wireless Data Division, Bell Atlantic/NYNEX Mobile and GTE whereby Racotek could market their services.

    In March 1996, the Company entered into an agreement with IBM whereby IBM serves as a "preferred services provider" of Racotek products and services. IBM is a single point of contact for customers seeking wireless mobile data systems and solutions. During 1996, the Company was selected by Lockheed Martin Information Systems and Technologies to be a charter member of the Mobile Computing Alliance-TM-. This alliance intends to develop best-of-breed wireless solutions for field force automation. During 1996, the Company also signed an agreement with NORCOM Networks Corp. to provide satellite data transmission services.

PRODUCT DEVELOPMENT

    During 1996, the Company's major product development activities centered around KeyWare, the Company's wireless networking software. The KeyWare product, which was announced in the first quarter of 1995, provides the connectivity and interoperability for existing enterprise applications to mobile and portable workers through multiple wireless networks simultaneously. In 1996, the Company's development efforts focused on broadening KeyWare's market by increasing the number of wireless networks, operating systems and mobile hardware platforms that KeyWare will support. KeyWare is currently designed to work with ARDIS, RAM, CDPD, SMR, paging, circuit switch cellular and certain satellite networks. The KeyWare product isolates applications from changes in wireless network technology and provides special tools and services to aid application developers. The KeyWare product has been developed to provide customers with choices of host platforms and operating systems, LAN/WAN connections, wireless networks, mobile platforms, operating systems, wireless modems, network management tools, development tools, flexible API and interfacing options and database usage.

    Racotek intends to expand the number of wireless networks that are supported under the KeyWare product as they become available. The Company's ability to extend the KeyWare system to other networks will depend in part on its ability to enter into and maintain relationships with wireless network providers on economically favorable terms. The Company's inability to obtain high-quality, reliable, continuous airtime from wireless network providers could adversely affect the Company's business. See "Technology."

    For the years ended December 31, 1996, 1995 and 1994, the Company's research and development expenses were approximately $4,211,000, $4,170,000 and $3,035,000 respectively. Included in the 1995 expense was a $742,000 charge for the acquisition of certain technologies of BPSI.

COMPETITION

    Competition in the communications industry is intense. The Company currently faces direct competition in the market for mobile networking software from IBM, Informix Software, Inc., Mobileware Corp., Nettech Systems, Inc., Oracle Corporation and Software Corporation of America. Furthermore, major software development companies, such as Novell, Inc. and Microsoft Corporation, as well as computer and communications companies, such as AT&T and the regional Bell operating companies ("RBOCs"), are possible sources of future direct competition for the Company's products and services. Certain application software developers, including Alliance Systems, Inc. and Mobile Data Solutions, Inc., have expanded their software to provide parts of a mobile data solution. In addition, wireless network providers and hardware manufacturers that the Company seeks to work with as partners could attempt to provide mobile data systems that do not include KeyWare or other Racotek products or services, thereby becoming competitors.

    In addition to these direct competitors, the Company presently faces competition from providers of other mobile communication services that customers might view as substitutes for wireless data transmission, such as cellular telephone, paging and conventional two-way voice radio. In the future, additional competition can be expected as companies seek to exploit new technologies that are developed for wireless communications, such as satellites (geosynchronous, LEOs and VSATs), ESMR, CDPD digital cellular, two-way acknowledged paging and PCS. The Company's inability to compete successfully would decrease the number of the Company's customers, which could adversely affect the Company's revenues and business.

    Motorola competes with the Company in the mobile communications market generally as a provider of communications products and technologies. The Company's relationship with Motorola is in conflict with Motorola's role as one of the Company's potential competitors. If Motorola determines that its relationship with the Company is detrimental to Motorola's business as a whole, or if Motorola for any reason decides not to pursue actively its relationship with the Company, the Company's business could be adversely affected. See "Strategic Relationships."

    Racotek competes with other providers of wireless communications services by attempting to demonstrate to customers the superiority of Racotek products in price and performance terms and by endeavoring to enter into agreements with other providers so that Racotek can resell their transmission services as part of a package that includes RacoNet or KeyWare. There can be no assurance that the Company will be able to enter into or maintain relationships with wireless network providers, or that any such relationships will be on financially favorable terms. See "Strategic Relationships."

    Many of the Company's direct, indirect and potential future competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Some of these competitors have entrenched market positions and established tradenames, trademarks, patents and intellectual property rights and substantial technological capabilities. The Company faces competition not only from these established companies, but also from start-up companies that can actively develop and market new communications products and services. In addition, the Company is likely to face competition in the future from companies that develop technology comparable or superior to the Company's technology and offer similar mobile data services to the Company's actual and prospective customers. Any of these competitive developments could adversely affect the Company's business.

TECHNOLOGY

    WIRELESS NETWORKS

    ARDIS. ARDIS grew out of the network originally designed for IBM's field service workers in 1983 and supports portable remote units. ARDIS concentrates many base stations with overlapping coverage to improve in-building penetration. ARDIS links all of its cities via a dedicated backbone network and supports nationwide roaming.

    CELLULAR. Cellular uses low power base stations that cover individual cells as small as a few miles in diameter. Each cell slightly overlaps the coverage of the six cells that surround it. Consequently, a given pair of frequencies can be re-used many times within the small metropolitan area as long as it is not used in two adjacent cells. Multiple cells continuously monitor the receive signal strength of each active mobile unit, and the control system initiates a transfer at the time when the signal strength drops below a specified level at the base station of the cell the mobile unit is leaving and rises above a specified level at the base station of the cell the unit is entering. The FCC has allocated 832 channel pairs, 416 per carrier in each market, to cellular radio.

    CELLULAR DIGITAL PACKET DATA. A consortium of cellular telephone carriers has announced that its members will implement the CDPD protocol, which uses IBM's CelluPlan II technology to allow packages of data to be transmitted over the idle voice channels of existing analog cellular voice networks and provide a data-over-cellular networking capability nationwide. The deployment of CDPD is proceeding although at a much slower rate than originally announced.

    NEXT GENERATION SPECIALIZED MOBILE RADIO, INTEGRATED DISPATCH ENHANCED NETWORK ("IDEN"). The largest SMR operator, NEXTEL, received FCC permission to offer ESMR service through the use of Motorola's iDEN digital radio technology. ESMR is intended to increase the capacity of the SMR frequencies that NEXTEL currently licenses.

    PERSONAL COMMUNICATIONS SERVICES (PCS). Personal communications services generally refer to digital wireless spectrum, technology and service offerings being deployed based on FCC spectrum auctions in 1994, 1995 and 1996. Auctions of spectrum and resulting technology fall into two categories: broadband PCS and narrow-band PCS. Broadband PCS, with spectrum licensees including AT&T, and various consortia including the RBOCS, Sprint and several cable companies, are generally focusing on voice and short-messaging services and are expected to compete directly with existing cellular services in each market. Narrow-band PCS, including companies such as Mtel (which offers the SkyTel 2-Way messaging service), AT&T and PageNet have a range of strategies including less spectrum-intensive short messaging services and wireless voicemail, depending on the licensee.

    RAM MOBILE DATA. RAM has deployed its wireless packet data network in the major markets in the U.S. RAM's technology is based on MOBITEX, a standard packet protocol on which operational systems have been based in a number of foreign countries.

    SATELLITE NETWORKS. There are several companies that provide wireless data or voice transmission services through satellites. For example, QUALCOMM Inc. provides a data transmission service for the long-haul trucking industry called OmniTRACS. Orbital Communications Corp. is deploying a messaging services supported by a Low Earth Orbit satellite, and American Mobile Satellite Corporation has deployed a geosynchronous mobile voice and data satellite covering North America.

    SPECIALIZED MOBILE RADIO NETWORKS. SMR refers to certain blocks of radio channels licensed by the FCC primarily to businesses that resell voice transmission services. Trunked radio uses transmission channel management techniques to aggregate traffic from individual subscriber lines to share a smaller number of radio channels. There are three major trunked radio equipment vendors, Motorola, E.F. Johnson Co. and

GE Mobile Communications, each of which uses a different proprietary signaling scheme to accomplish the channel allocation and management process for analog signals, and each of which uses a different approach to handling data.

    SPREAD SPECTRUM. Unlike wireless networks that use radio frequencies that the FCC licenses to specific users on an exclusive basis, spread spectrum packet radio may operate without license in the 902-928 MHz. band. Metricom, Inc. has developed a digital, packet-switched, spread spectrum radio technology as the basis of its wireless data communications system for the electric utility industry. Unlike circuit-switched radio, in which a transmission channel is assigned to the exclusive use of an individual user or pair of users for the duration of a call, packet-switched radio allocates transmission capacity to a user only while a packet actually is being transmitted. In addition, several companies have designed local area spread spectrum systems targeting warehouse and factory communications.

PROPRIETARY RIGHTS

    The Company relies on a combination of copyright, trade secret, patent and trademark laws, and employee and third-party nondisclosure agreements to protect its intellectual property rights and products. The Company has received a U.S. letter patent claiming a data overlay on trunked voice radio, and has made corresponding filings in Australia, Brazil, Canada, the European Patent Office, Israel, Japan, Korea, Mexico and Taiwan. The Company has also filed patent applications on KeyWare Time Synchronization and KeyWare Adaptive Concatenation processes. These applications have been filed in the United States and the above-mentioned foreign countries. In addition, the Company is pursuing trademark registrations for three principal marks in the U.S. and selected foreign countries.

    The Company does not copy-protect or register the copyrights in its software but does license it principally pursuant to unsigned, "shrink wrap" license agreements. The Company believes that technical software copy-protection devices generally can be circumvented and often interfere with a customer's legitimate use of the software. The Company does not register the copyrights in its software because registration is not a condition of copyright protection. The laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the U.S. It may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

    The Company believes that its products, intellectual property and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. If the Company is unable to license protected technology used in the Company's products, the Company could be prohibited from manufacturing and marketing such products. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The Company also could incur substantial costs to redesign its products, to defend any legal action taken against it or to pay damages for infringement.

MANUFACTURING

    The Company duplicates software and related documentation and configures customers' mobile data communications systems at the Company's facilities in Minneapolis, Minnesota. The Company does not manufacture any of the hardware used by its customers in a mobile data network, but this hardware is readily available from various sources.

EMPLOYEES

    As of December 31, 1996, the Company had 94 full-time employees, including 8 in finance and administration, 5 in marketing, 12 in sales and support, 66 in technology solutions and sales and 3 in operations. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

    The Company's success depends to a significant degree upon the continued contributions of its key management, sales and technical personnel, including Michael Fabiaschi, Isaac Shpantzer, Paul Edelhertz and David Maenke. The Company's success also depends upon its ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

ITEM 2. PROPERTIES

    The Company's headquarters consists of approximately 32,400 square feet located in a multi-story building in Minneapolis, Minnesota. The facility is leased pursuant to an agreement that expires in July 2000. The Company has certain expansion rights under its lease to increase facility size. In addition, the Company has leased approximately 12,400 square feet for staging, integration, shipping and receiving at a separate location in Minneapolis, Minnesota. The facility is leased pursuant to a lease that expires in April 1997. The Company also has sales offices in Boston, Massachusetts, Chicago, Illinois, Petaluma, California and Dallas, Texas. The Company believes that its facilities are adequate to meet its anticipated level of operations for the foreseeable future. For additional information concerning the Company's lease obligations, see Note 3 to the Company's financial statements included in the Company's 1996 Annual Report, which are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any significant litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is contained in the section entitled "Common Stock" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is contained in the section entitled "Selected Financial Data" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained in the sections entitled "Balance Sheets," "Statements of Operations," "Statements of Stockholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements" and "Report of Independent Accountants" appearing in the Annual Report to Stockholders for the year ended December 31, 1996. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Nominees" in Proposal No. 1, "Executive Officers" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 13, 1997 (Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is contained in the sections entitled "Director Compensation" in Proposal No. 1, "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1), (a)(2)   Financial Statements and Financial Statement Schedule. Reference is made to
  and (d)        "Index to Financial Statements and Financial Statement Schedule" filed as part of this Annual Report on Form 10-K.

(a)(3) and (c)   Exhibits

2.01             Asset Purchase Agreement dated October 23, 1995 between the Registrant and
                 Business Partner Solutions, Inc.(7)

3.01             Registrant's Third Amended and Restated Certificate of Incorporation.(2)

3.02             Certificate of Designation specifying the terms of the Series A Junior
                 Participating Preferred Stock of the Registrant as filed with the Delaware
                 Secretary of State on September 14, 1994.(4)

3.03             Registrant's Bylaws, as amended.(4)

4.01             Form of specimen certificate for Registrant's Common Stock.(1)

4.02             Rights Agreement dated September 12, 1994 between the Registrant and Norwest
                 Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares.(4)

10.01**          Registrant's 1989 Stock Option Plan, as amended, and related documents.(1)

10.02**          Registrant's 1993 Equity Incentive Plan and related documents, as amended through February 19, 1997.

10.03**          Registrant's 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995.(7)

10.04**          Registrant's 1994 Officer's Option Plan.(6)

10.05            Stock Purchase Agreement, Series D Convertible Preferred Shares, between the
                 Registrant and various investors dated July 29, 1993.(1)

10.06            Form of Warrant as Issued to certain Stockholders of the Registrant.(1)

10.07*           Agreement by and between the Registrant and Motorola, Inc. dated February
                 28, 1992 and Amendment Number One dated June 10, 1993.(1)

10.08            Technology License Agreement by and between the Registrant and E.F. Johnson
                 Company dated November 16, 1990.(1)

10.09            Software License Agreement by and between the Registrant and E.F. Johnson
                 Company dated July 24, 1990.(1)

10.10            Ramp Agreement (and related Software License Agreement, Demo/ Development
                 Kit Loan Addendum, RacoNet Services Agreement and Mutual Non-Disclosure
                 Agreement) by and between the Registrant and American Freightways dated May
                 1993.(1)

10.11            Lease Agreement by and between the Registrant and Southmark Prime Plus, L.P.
                 dated February 17, 1992, for premises at 7401 Metro Boulevard, Edina, MN
                 55439.(1)

10.12            Lease Agreement by and between the Registrant and Hamilton Associates dated
                 August 10, 1993, for premises at 6421 Cecilia Circle, Bloomington, MN
                 55439.(1)

10.13            Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers.(1)

10.14**          Letter Agreement by and between Registrant and William D. Baker dated August
                 29, 1993.(1)

10.15**          Employment Agreement by and between Registrant and Michael Fabiaschi dated
                 July 23, 1991.(1)

10.16**          Employment Agreement by and between Registrant and Richard A. Cortese dated
                 March 14, 1994.(2)

10.17            Investment Management Agreement between the Registrant and Investment
                 Advisers, Inc. dated December 10, 1991.(1)

10.18            Memo of Understanding by and between the Registrant and Lenbrook, Inc. dated
                 March 24, 1992, as amended.(1)

10.19            Memo of Understanding by and between the Registrant and Lenbrook, Inc. dated
                 May 1993.(1)

10.20            Agreement by and between the Registrant and Quicksilver Express Courier,
                 Inc. dated January 14, 1992, including Letter Agreement dated July 19, 1991, as amended.(1)

10.21            Letter Agreement by and between the Registrant and NW Transport Service,
                 Inc. dated September 17, 1991.(1)

10.22            Bulk Reseller Agreement by and between the Registrant and ARDIS, dated
                 December 23, 1993.(2)

10.23            Lease Agreement by and between the Registrant and Connecticut General Life
                 Insurance Company dated May 2, 1994 for premises at 7301 Ohms Lane, Edina,
                 MN 55439.(3)

10.24            Amendment dated September 30, 1994 to Technology License Agreement by and
                 between the Registrant and E.F. Johnson Company.(5)

10.25            Sublease agreement dated October 27, 1994 by and between the Registrant and
                 Information Advantages, Inc. for premises at 7401 Metro Blvd., Edina, MN
                 55439.(5)

10.26            Value-Added Reseller Agreement by and between the Registrant and RAM Mobile
                 Data USA Limited Partnership dated October 10, 1994.(5)

10.27**          Separation Agreement dated November 7, 1994 by and between the Registrant and William D. Baker.(6)

10.28            License Agreement by and between the Registrant and Ericsson GE Mobile
                 Communications Inc. dated November 29, 1994.(6)

10.29**          Amendment to Amended Employment Agreement dated February 29, 1996 by and between the Registrant and Richard A. Cortese.(7)

10.30**          Amended Employment Agreement dated February 29, 1996 by and between the
                 Registrant and Michael A. Fabiaschi.(7)

10.31**          Letter Agreement between the Registrant and Emmett Hume dated January 3,
                 1995.(7)

10.32**          Amendments to Amended Employment Agreement by and between Registrant and
                 Richard A. Cortese dated June 6, 1996 and September 24, 1996.(8)

13.01            Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 1996. Except for those portions of such Annual Report expressly incorporated herein by reference, such Annual Report shall not be deemed a "filed" document.

23.01            Consent of Coopers & Lybrand L.L.P.

------------------------

 * Confidential treatment has been obtained for certain portions of this agreement.

** Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1994 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

ITEM 14(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RACOTEK, INC.

                                By            /s/ MICHAEL A. FABIASCHI
                                     -----------------------------------------
                                               Michael A. Fabiaschi,
Date: March 28, 1997                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Each person whose signature appears below constitutes and appoints Michael
A. Fabiaschi and David J. Maenke, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
PRINCIPAL EXECUTIVE OFFICER:

   /s/ MICHAEL A. FABIASCHI
------------------------------  President and Chief           March 28, 1997
     Michael A. Fabiaschi         Executive Officer

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

     /s/ DAVID J. MAENKE
------------------------------  Chief Financial Officer       March 28, 1997
       David J. Maenke            and Secretary

OTHER DIRECTORS:

       /s/ YUVAL ALMOG
------------------------------  Chairman of the Board         March 28, 1997
         Yuval Almog

    /s/ JOSEPH B. COSTELLO
------------------------------  Director                      March 28, 1997
      Joseph B. Costello

      /s/ DIXON R. DOLL
------------------------------  Director                      March 28, 1997
        Dixon R. Doll

     /s/ DONALD L. LUCAS
------------------------------  Director                      March 28, 1997
       Donald L. Lucas

    /s/ LEIF G. SODERBERG
------------------------------  Director                      March 28, 1997
      Leif G. Soderberg

                                 RACOTEK, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(A))

    Information incorporated by reference to the Racotek, Inc. Annual Report to Stockholders to be delivered to stockholders in connection with the Annual Meeting of Stockholders on May 13, 1997:

                                                                                             PAGE REFERENCE
                                                                                       ---------------------------
                                                                                                    ANNUAL REPORT
                                                                                       FORM 10-K   TO STOCKHOLDERS
                                                                                       ----------  ---------------
Financial Statements:
  Balance Sheets.....................................................................                        21
  Statements of Operations...........................................................                        22
  Statements of Stockholders' Equity.................................................                        23
  Statements of Cash Flows...........................................................                        24
  Notes to Financial Statements......................................................                   25 - 29
Report of Independent Accountants....................................................                        30
Report of Independent Accountants on Financial Statement Schedule....................      19
Schedules:
II. Valuation and Qualifying Accounts................................................      20

    All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of Racotek, Inc.:

    Our report on the financial statements of Racotek, Inc. has been incorporated by reference in this Form 10-K from page 30 of the 1996 Annual Report to Stockholders of Racotek, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 18 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          _________/s/ COOPERS & LYBRAND________

                                                 COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
January 14, 1997

                                 RACOTEK, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                    COLUMN B      COLUMN C     COLUMN D
                                                                  -------------  -----------  -----------    COLUMN E
COLUMN A                                                           BALANCE AT     ADDITIONS   DEDUCTIONS   -------------
----------------------------------------------------------------  BEGINNING OF   CHARGED TO      FROM       BALANCE AT
DESCRIPTION                                                          PERIOD        EXPENSE     ALLOWANCE   END OF PERIOD
----------------------------------------------------------------  -------------  -----------  -----------  -------------
Year ended December 31, 1996
  Allowance for doubtful accounts (deducted from accounts
   receivable)..................................................    $     197     $     233    ($     90)    $     340
  Inventory obsolescence reserve (deducted from inventories)....          353         1,110         (607)          856
  Warranty reserve (included in other accrued expenses).........          157             0         (149)            8

Year ended December 31, 1995
  Allowance for doubtful accounts (deducted from accounts
   receivable)..................................................          150           180         (133)          197
  Inventory obsolescence reserve (deducted from inventories)....          389           569         (605)          353
  Warranty reserve (included in other accrued expenses).........           30           191          (64)          157

Year ended December 31, 1994:
  Allowance for doubtful accounts (deducted from accounts
   receivable)..................................................           90           192         (132)          150
  Inventory obsolescence reserve (deducted from inventories)....          221           295         (127)          389
  Warranty reserve (included in other accrued expenses).........           27            66          (63)           30

                               INDEX TO EXHIBITS

 EXHIBIT                                                                                              SEQUENTIALLY
 NUMBER                                          DESCRIPTION                                          NUMBERED PAGE
---------  ---------------------------------------------------------------------------------------  -----------------
   2.01    Asset Purchase Agreement dated October 23, 1995 between the Registrant and Business
             Partner Solutions, Inc.(7)

   3.01    Registrant's Third Amended and Restated Certificate of Incorporation.(2)

   3.02    Certificate of Designation specifying the terms of the Series A Junior Participating
             Preferred Stock of the Registrant as filed with the Delaware Secretary of State on
             September 14, 1994.(4)

   3.03    Registrant's Bylaws, as amended.(4)

   4.01    Form of specimen certificate for Registrant's Common Stock.(1)

   4.02    Rights Agreement dated September 12, 1994 between the Registrant and Norwest Bank
             Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares.(4)

  10.01**  Registrant's 1989 Stock Option Plan, as amended, and related documents.(1)

  10.02**  Registrant's 1993 Equity Incentive Plan and related documents, as amended through
             February 19, 1997....................................................................             24

  10.03**  Registrant's 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995.(7)

  10.04**  Registrant's 1994 Officer's Option Plan.(6)

  10.05    Stock Purchase Agreement, Series D Convertible Preferred Shares, between the Registrant and various investors dated July 29, 1993.(1)

  10.06    Form of Warrant as Issued to certain Stockholders of the Registrant.(1)

  10.07*   Agreement by and between the Registrant and Motorola, Inc. dated February 28, 1992 and
             Amendment Number One dated June 10, 1993.(1)

  10.08    Technology License Agreement by and between the Registrant and E.F. Johnson Company dated November 16, 1990.(1)

  10.09    Software License Agreement by and between the Registrant and E.F. Johnson Company dated
             July 24, 1990.(1)

  10.10    Ramp Agreement (and related Software License Agreement, Demo/ Development Kit Loan
             Addendum, RacoNet Services Agreement and Mutual Non-Disclosure Agreement) by and
             between the Registrant and American Freightways dated May 1993.(1)

  10.11    Lease Agreement by and between the Registrant and Southmark Prime Plus, L.P. dated
             February 17, 1992, for premises at 7401 Metro Boulevard, Edina, MN 55439.(1)

  10.12    Lease Agreement by and between the Registrant and Hamilton Associates dated August 10,
             1993, for premises at 6421 Cecilia Circle, Bloomington, MN 55439.(1)

  10.13    Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers.(1)

 EXHIBIT                                                                                              SEQUENTIALLY
 NUMBER                                          DESCRIPTION                                          NUMBERED PAGE
---------  ---------------------------------------------------------------------------------------  -----------------
  10.14**  Letter Agreement by and between Registrant and William D. Baker dated August 29,
             1993.(1)

  10.15**  Employment Agreement by and between Registrant and Michael Fabiaschi dated July 23,
             1991.(1)

  10.16**  Employment Agreement by and between Registrant and Richard A. Cortese dated March 14,
             1994.(2)

  10.17    Investment Management Agreement between the Registrant and Investment Advisers, Inc.
             dated December 10, 1991.(1)

  10.18    Memo of Understanding by and between the Registrant and Lenbrook, Inc. dated March 24,
             1992, as amended.(1)

  10.19    Memo of Understanding by and between the Registrant and Lenbrook, Inc. dated May
             1993.(1)

  10.20    Agreement by and between the Registrant and Quicksilver Express Courier, Inc. dated
             January 14, 1992, including Letter Agreement dated July 19, 1991, as amended.(1)

  10.21    Letter Agreement by and between the Registrant and NW Transport Service, Inc. dated
             September 17, 1991.(1)

  10.22    Bulk Reseller Agreement by and between the Registrant and ARDIS, dated December 23,
             1993.(2)

  10.23    Lease Agreement by and between the Registrant and Connecticut General Life Insurance
             Company dated May 2, 1994 for premises at 7301 Ohms Lane, Edina, MN 55439.(3)

  10.24    Amendment dated September 30, 1994 to Technology License Agreement by and between the
             Registrant and E.F. Johnson Company.(5)

  10.25    Sublease agreement dated October 27, 1994 by and between the Registrant and Information
             Advantages, Inc. for premises at 7401 Metro Blvd., Edina, MN 55439.(5)

  10.26    Value-Added Reseller Agreement by and between the Registrant and RAM Mobile Data USA
             Limited Partnership dated October 10, 1994.(5)

  10.27**  Separation Agreement dated November 7, 1994 by and between the Registrant and William
             D. Baker.(6)

  10.28    License Agreement by and between the Registrant and Ericsson GE Mobile Communications
             Inc. dated November 29, 1994.(6)

  10.29**  Amendment to Amended Employment Agreement dated February 29, 1996 by and between the
             Registrant and Richard A. Cortese.(7)

  10.30**  Amended Employment Agreement dated February 29, 1996 by and between the Registrant and
             Michael A. Fabiaschi.(7)

  10.31**  Letter Agreement between the Registrant and Emmett Hume dated January 3, 1995.(7)

  10.32**  Amendments to Amended Employment Agreement by and between Registrant and Richard A.
             Cortese dated June 6, 1996 and September 24, 1996.(8)

 EXHIBIT                                                                                              SEQUENTIALLY
 NUMBER                                          DESCRIPTION                                          NUMBERED PAGE
---------  ---------------------------------------------------------------------------------------  -----------------
  13.01    Annual Report to Stockholders of the Registrant for the year ended December 31, 1996.
             Except for those portions of such Annual Report expressly incorporated herein by
             reference, such Annual Report shall not be deemed a "filed" document.................             35

  23.01    Consent of Coopers & Lybrand L.L.P.....................................................             50

------------------------

 * Confidential treatment has been obtained for certain portions of this agreement.

** Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1994 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

Item 14(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter.