Form 10-Q
period 1997-03-31
RACOTEK INC
filed 1997-05-13
CIK 883741

===========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)
  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      OR
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

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

YES  X     NO
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
              Class                         March 31, 1997
              ----                          --------------
    Common Stock, $.01 par value            24,918,246

===========================================================================

THIS REPORT CONSISTS OF 12 SEQUENTIALLY NUMBERED PAGES.

                                RACOTEK, INC.

                                    INDEX

                       PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                  Page No.
                                                               -------
    Statements of Operations
         Three Months Ended March 31, 1997 and 1996                3

    Balance Sheets
         March 31, 1997 and December 31, 1996                      4

    Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996                5

    Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             7

                             PART II -- OTHER INFORMATION

Items
1-5.     Not applicable                                           11

Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                        12

                            PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                    RACOTEK, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

(In thousands, except per share data)

                                              Three Months Ended
                                                 March 31,
                                       -------------------------------
                                           1997             1996
                                       -------------    --------------

Net revenues:
   Products                                  $189              $362
   Services                                 1,550             1,185
                                       -------------    --------------
                                            1,739             1,547
Cost and expenses:
   Cost of products                           179             1,284
   Cost of services                         1,080               961
   Research and development                 1,025             1,038
   Sales and marketing                      1,529             1,904
   General and administrative                 478               725
                                       -------------    --------------

Loss from operations                       (2,552)           (4,365)

Interest Income                               127               173
                                       -------------    --------------

Net loss                                  ($2,425)          ($4,192)
                                       -------------    --------------
                                       -------------    --------------

Net loss per share                         ($0.10)           ($0.17)
                                       -------------    --------------
                                       -------------    --------------

Number of shares used in computation       24,863            24,107
                                       -------------    --------------
                                       -------------    --------------







       The accompanying notes are an integral part of the financial statements.

                                    RACOTEK, INC.
                                    BALANCE SHEETS

(in thousands, except per share data)


    ASSETS
                                                      March 31,    December 31,
                                                        1997           1996
                                                    ------------   -------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                            $4,003          $2,956
   Short-term investments                                6,007           8,991
   Accounts receivable, net                              1,499           1,616
   Inventories                                             343             374
   Prepaid expenses and other current assets               269             294
                                                    ------------   -------------
       Total current assets                             12,121          14,231

Property and equipment, net                              1,820           1,932
Restricted cash                                            470             470
Capitalized software development costs, net                 91             121
Other long-term assets                                     149             165
                                                    ------------   -------------
    Total assets                                       $14,651         $16,919
                                                    ------------   -------------
                                                    ------------   -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable                                       $446            $656
   Accrued expenses                                        977             882
                                                    ------------   -------------
    Total current liabilities                            1,423           1,538
                                                    ------------   -------------

Commitments

Stockholders' equity:
   Common stock, $0.01 par value, 35,000 shares
    authorized, 24,918 and 24,740 issued and
    outstanding at Mar. 31, 1997 and Dec. 31, 1996,
    respectively                                           249             247
   Additional paid-in capital                           71,148          70,878
   Accumulated deficit                                 (58,169)        (55,744)
                                                    ------------   -------------
     Total stockholders' equity                         13,228          15,381
                                                    ------------   -------------

     Total liabilities and stockholders' equity        $14,651         $16,919
                                                    ------------   -------------
                                                    ------------   -------------







       The accompanying notes are an integral part of the financial statements.

                                    RACOTEK, INC.
                               Statements of Cash Flows
                                     (Unaudited)

(In thousands)

                                                         Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                         1997           1996
                                                   ------------   -------------
  Cash flows from operating activities:
     Net loss                                          ($2,425)        ($4,192)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                      237             213
        Provision for bad debts                             30             327
        Write-down of inventories                                          900
        Amortization of discounts on investments           (16)             14
        Stock issued for consulting services                41               -
     Changes in operating assets and liabilities:
        Accounts receivable                                 87             (45)
        Inventories                                         31             (34)
        Prepaid expenses and other current assets           25             184
        Accounts payable and accrued expenses             (115)           (462)
                                                   ------------   -------------
          Net cash used in operating activities         (2,105)         (3,095)

  Cash flows from investing activities:
     Purchase of investments                            (1,000)         (3,580)
     Proceeds from maturity of investments               4,000           6,112
     Purchase of property and equipment                    (79)            (62)
                                                   ------------   -------------
          Net cash provided from investing
            activities                                   2,921           2,470

  Cash flows from financing activities:
     Proceeds from exercises of options                    231              42
                                                   ------------   -------------
          Net cash provided from financing
            activities                                     231              42
                                                   ------------   -------------
  Net change in cash and cash equivalents                1,047            (583)
  Cash and cash equivalents, beginning of period         2,956           4,397
                                                   ------------   -------------
  Cash and cash equivalents, end of period              $4,003          $3,814
                                                   ------------   -------------
                                                   ------------   -------------




       The accompanying notes are an integral part of the financial statements.

                        NOTES TO FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION:

The unaudited financial statements of Racotek, Inc. ("Racotek" or the "Company") as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 1997 and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1996, which were included in the Company's 1996 Annual Report and incorporated by reference in its 1996 Form 10-K.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which the Company will adopt effective for its 1997 year end reporting. The Company will be required to report basic net income per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income per share based on weighted average common and common equivalent shares outstanding. Diluted net income per share would be equivalent to the Company's current reporting of net loss per common and common equivalent share.

NOTE B.  SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):

                                          MARCH 31, 1997  DECEMBER 31, 1996
                                          --------------  -----------------
                                           (Unaudited)
ACCOUNTS RECEIVABLE, NET:
     Accounts receivable                        $1,806         $1,956
     Less allowance for doubtful accounts         (307)          (340)
                                                ------         ------
                                                $1,499         $1,616
                                                ------         ------
                                                ------         ------
PROPERTY AND EQUIPMENT, NET:
     Computer equipment                         $3,142         $3,064
     Furniture and equipment                       817            816
     Leasehold improvements                        213            213
                                                ------         ------
                                                 4,172          4,093
     Less accumulated depreciation and
          amortization                          (2,352)        (2,161)
                                                ------         ------
                                                $1,820         $1,932
                                                ------         ------
                                                ------         ------

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE IDENTIFIED IN THE COMPANY'S OTHER SEC FILINGS.

OVERVIEW
    Racotek first shipped KeyWare-TM- in the second quarter of 1995 and has experienced growth in revenues from both the licensing of KeyWare and related customer support services since 1995. However, the Company expects to incur substantial losses at least through 1997 because customers are delaying implementation of wireless mobile data systems. These delays have occurred as a result of the limited commercial availability and geographic coverage of wireless networks such as cellular digital packet data ("CDPD") and low-earth orbit ("LEO") satellite, and the significant capital costs required for mobile computing devices. The Company believes that the commercial availability and coverage of wireless networks are increasing and that capital costs are beginning to decline.

    Most prospective customers wish to test the Company's products and services during an evaluation period before implementing mobile data communications throughout their user base. This reduces the amount of revenues the Company can expect to receive in the near term. The Company continues to add new customers and believes that the recurring revenue from providing monthly support, software maintenance and transmission services to customers will constitute a substantial source of revenue in the long term.

    The Company has an increasing percentage of net revenues derived from professional services, including system planning, software development, system integration, training and installation management. The Company believes that its extensive experience in building, enabling and supporting mobile data systems will continue to contribute to growth in professional service revenues, and that customers who purchase the Company's professional services may become purchasers of its other products and services.

RESULTS OF OPERATIONS
    NET REVENUES
    Product revenues decreased from $362,000 for the quarter ended March 31, 1996 to $189,000 for the quarter ended March 31, 1997. The decrease in product revenues resulted from the Company's decision during 1996 to discontinue the production, purchase and distribution of specialized mobile radio ("SMR") products. Product revenue per mobile user also decreased as a result of the introduction of KeyWare because, unlike the SMR-based products, KeyWare does not require customers to purchase the Company's proprietary hardware. Product revenues will continue to fluctuate based on product mix, initial customer shipments and the timing and extent of customer roll-outs of their total user base.

    Service revenues increased from $1,185,000 for the quarter ended March 31, 1996 to $1,550,000 for the quarter ended March 31, 1997. This increase is primarily the result of the Company's increased focus on marketing and providing consulting services. For the quarter ended March 31, 1997, the Company earned $1,140,000 in revenues from consulting services as compared to $853,000 for the quarter ended March 31, 1996. Managed network services and transmission services, which are the other primary components of service revenues, both increased due to an increase in the size of the Company's mobile user base.

    COST OF REVENUES
    Cost of product revenues decreased from $1,284,000 for the quarter ended March 31, 1996 to $179,000 for the quarter ended March 31, 1997. Gross margins for the first quarter increased from -255% in 1996 to 5% in 1997. Cost of products for the quarter ended March 31, 1996 included a charge of approximately $900,000 resulting from the write-down of the Company's remaining SMR inventories to their net realizable values. The Company believes product margins will improve in the future with the change in the product mix to higher-margin software license sales and a reduction in hardware sales.

     Cost of services increased from $961,000 for the quarter ended March 31, 1996 to $1,080,000 for the quarter ended March 31, 1997. The increase in the cost of services resulted primarily from an increase in the volume of services performed and a related increase in consulting personnel. Service margins increased from 19% for the quarter ended March 31, 1996 to 30% for the quarter ended March 31, 1997 due to the increase in higher margin consulting services revenue.

    RESEARCH AND DEVELOPMENT
    Research and development expenses decreased from $1,038,000 for the quarter ended March 31, 1996 to $1,025,000 for the quarter ended March 31, 1997. The Company expects research and development expenses to continue to decrease throughout 1997 due to the overall cost-reduction measures implemented by the Company.

    SALES AND MARKETING
    Sales and marketing expenses decreased from $1,904,000 for the quarter ended March 31, 1996 to $1,529,000 for the quarter ended March 31, 1997. The decrease was due to the cost reduction measures taken in 1996 when the Company made the decision to discontinue the purchase and distribution of SMR related products. The Company expects sales and marketing expenses to continue to remain constant or increase slightly in 1997 as the Company continues to promote its service and software products aggressively.

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses decreased from $725,000 for the quarter ended March 31, 1996 to $478,000 for the quarter ended March 31, 1997. The decrease was due to the cost-reduction measures taken when the Company made the decision to discontinue the purchase and distribution of SMR products in 1996. The Company expects general and administrative expenses to continue to decrease throughout 1997 due to the overall cost-reduction measures implemented by the Company.

    INTEREST INCOME
    Interest income decreased from $173,000 for the quarter ended March 31, 1996 to $127,000 for the quarter ended March 31, 1997. The decrease is the result of a decrease in investments as the cash was required to fund operating activities. The decrease is also related to declining interest rates on these investments.

LIQUIDITY AND CAPITAL RESOURCES
    As of March 31, 1997, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $10,010,000 and working capital of $10,698,000. For the three months ended March 31, 1997, the Company used $2,105,000 of cash in its operating activities, compared to $3,095,000 of cash for the three months ended March 31, 1996. The amount of cash used in operating activities decreased as a result of revenue growth and cost-reduction efforts, including the decision to discontinue producing, purchasing and distributing SMR products during 1996. The Company expects to continue to incur negative cash flows from operating activities through at least 1997. Net cash of $2,921,000 provided by investing activities during the three months ended March 31, 1997 resulted primarily from investments that matured in those years, net of investment purchases. The Company generated $231,000 of cash from financing activities for the three months ended March 31, 1997 from the exercise of stock options.

    The Company believes that its existing capital resources will be sufficient to meet the Company's cash requirements into 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS
    There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future. Delays in the commercial availability and geographic coverage of new wireless networks may continue to impede or prevent substantial growth of the Company's business. There can be no assurance that the services offered by new wireless networks will attain commercial availability, that they will be available in a significant number of metropolitan areas or that they will provide a scope of geographic coverage attractive to customers in the metropolitan areas where they are available. The Company's inability to offer products and services to customers on new wireless networks could have a material adverse effect on the Company's business.

    The Company's ability to provide communication services is dependent upon contractual relationships with wireless network providers. There can be no assurance that the Company will be able to enter into or maintain relationships with wireless network providers, that any such relationships will be on economically favorable terms or that wireless network providers may not choose to compete against rather than cooperate with the Company. Furthermore, there can be no assurance that wireless network providers will have the capacity, ability and FCC authorization to provide high-quality airtime to the Company's customers on a continuous basis. The Company's inability to obtain high-quality, reliable, continuous airtime from or maintain cooperative relationships with wireless network providers would materially and adversely affect the Company's business.

    The Company's success is affected by application software developers who help create a market for the Company's products by writing their application software programs so that the programs implement mobile data transmission through KeyWare. There can be no assurance that the application software developers will choose to make their computer programs compatible with KeyWare. Furthermore, there can be no assurance that the application software developers who implement mobile data transmission through KeyWare will be successful in developing and marketing their Racotek-compatible products or will continue to use the Company's products in their business. In addition, delays by these developers in completing their wireless application software integration is impeding the Company's efforts to persuade existing and prospective customers to implement the products across their entire fleets. Continuing delays in wireless application software integration could have a material adverse impact on the Company's business.

    The Company depends on third-party hardware manufacturers to develop and maintain computer hardware devices that are suitable for mobile data applications, such as handheld and vehicle-mounted devices, and to make these devices available to customers at attractive prices. The prices for these hardware devices have declined and are expected to continue to decline. The Company's ability to sell its products is affected by the price of these hardware devices. Unless dependable, fully-featured KeyWare-compatible mobile devices are available at attractive prices, customers will be reluctant to implement mobile data systems and become Racotek customers, which would materially and adversely affect the Company's business.
    A substantial portion of the Company's revenue is derived from providing consulting services to mobile data users. Consulting services cannot be standardized and mass-marketed as readily as software, and they may not provide as consistent a source of recurring revenue as monthly support, software maintenance and transmission services are expected to provide. In order for the Company's revenues from consulting services to continue to grow, the Company must continue to add more customers and larger projects to build, enable and support data mobility systems. The Company's inability to identify customers for its large-scale consulting services and/or the Company's inability to use its consulting services to obtain additional customers for its software licenses, support and transmission services could materially and adversely affect the growth of its business.
    The Company derives a substantial part of its revenue from a small number of customers whom, after evaluating the Company's products, proceed to install the Company's products throughout their total user base. A decision by any one of these customers to delay or abandon roll-out of the Company's products across an entire fleet may have a material adverse effect on the Company's business and results of operations.
    Competition in the communication industry is intense. Major software development companies, as well as computer, database and communications companies, are possible sources of future direct competition for the Company's products and services. Many of the Company's current and possible direct competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition to direct competitors, the Company presently faces competition from providers of other mobile communication services that customers might view as substitutes for wireless data transmission, such as cellular telephone, paging and conventional two-way voice radio.
    In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to the Company's inability to hire and retain qualified personnel, the risk that the Company may need to enhance products beyond what was initially planned or if other risks and uncertainties identified in this Form 10-Q and the Company's other filings with the SEC occur.

                              PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    None

ITEM 2.  CHANGES IN SECURITIES.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RACOTEK, INC.

                                    By:  Michael Fabiaschi
                                         -----------------
                                         Michael Fabiaschi
                                         President and Chief Executive Officer

                                    By:  David J. Maenke
                                         -----------------
                                         David J. Maenke
                                         Chief Financial Officer and Secretary

                                    Dated: May  8, 1997