Form 10-Q
period 1997-06-30
RACOTEK INC
filed 1997-08-13
CIK 883741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK ONE)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
YES     X           NO
    ---------           ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class                           June 30, 1997
                -----                           -------------
     Common Stock, $.01 par value                 24,932,271
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
THIS REPORT CONSISTS OF 17 SEQUENTIALLY NUMBERED PAGES. THE EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 14.

                                  RACOTEK, INC.


                                      INDEX

                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                                          Page No.

               Statements of Operations
                    Three Months Ended June 30, 1997 and 1996               3
                    and Six Months Ended June 30, 1997 and 1996

               Balance Sheets
                    June 30, 1997 and December 31, 1996                     4

               Statements of Cash Flows
                    Six Months Ended June 30, 1997 and 1996                 5

               Notes to Financial Statements                                6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7

                          PART II -- OTHER INFORMATION

Items
1-5.           Not applicable                                              12

Item 6.        Exhibits and Reports on Form 8-K                            12

Signatures                                                                 13

                         PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  RACOTEK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)


                                                 Three Months Ended              Six Months Ended
                                                      June 30,                      June 30,
                                             -------------------------     --------------------------
                                                 1997         1996            1997          1996
                                             -----------   -----------     -----------   ------------
Net revenues:
  Products                                         $372           $330           $561           $692
  Services                                        1,070          1,380          2,620          2,565
                                              -----------   ----------      -----------   -----------
                                                  1,442          1,710          3,181          3,257
Cost and expenses:
  Cost of products                                  432            223            611          1,507
  Cost of services                                1,147            882          2,227          1,843
  Research and development                          964          1,010          1,989          2,048
  Sales and marketing                             1,145          1,638          2,674          3,542
  General and administrative                        423            454            901          1,179
                                              -----------   ----------      -----------   -----------

Loss from operations                             (2,669)        (2,497)        (5,221)        (6,862)

Interest income                                     107            261            234            434
                                              -----------   ----------      -----------   -----------

Net loss                                        ($2,562)       ($2,236)       ($4,987)       ($6,428)
                                              -----------   ----------      -----------   -----------
                                              -----------   ----------      -----------   -----------

Net loss per share                               ($0.10)        ($0.09)        ($0.20)        ($0.27)
                                              -----------   ----------      -----------   -----------
                                              -----------   ----------      -----------   -----------

Number of shares used in computation             24,923         24,240         24,894         24,174
                                              -----------   ----------      -----------   -----------
                                              -----------   ----------      -----------   -----------

    The accompanying notes are an integral part of the financial statements.

                                  RACOTEK, INC.
                                 BALANCE SHEETS


(In thousands, except per share data)


                  ASSETS
                                                                        June 30,          December 31,
                                                                          1997                1996
                                                                     ------------        -------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                               $4,344              $2,956
  Short-term investments                                                   4,003               8,991
  Accounts receivable, net                                                   942               1,616
  Inventories                                                                253                 374
  Prepaid expenses and other current assets                                  156                 294
                                                                     ------------        -------------
    Total current assets                                                   9,698              14,231

Property and equipment, net                                                1,651               1,932
Restricted cash                                                              470                 470
Capitalized software development costs, net                                   61                 121
Other long-term assets                                                       145                 165
                                                                     ------------        -------------

    Total assets                                                         $12,025             $16,919
                                                                     ------------        -------------
                                                                     ------------        -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                          $474                $656
  Accrued expenses                                                           862                 882
                                                                     ------------        -------------
    Total current liabilities                                              1,336               1,538
                                                                     ------------        -------------

Commitments

Stockholders' equity :
  Common stock, $0.01 Par value, 35,000 shares
    authorized, 24,932 and 24,740 issued and
    outstanding at June 30, 1997 and December 31, 1996,
    respectively                                                             249                 247
  Additional paid-in capital                                              71,171              70,878
  Accumulated deficit                                                    (60,731)            (55,744)
                                                                     ------------        -------------

    Total stockholders' equity                                            10,689              15,381
                                                                     ------------        -------------

    Total liabilities and stockholders' equity                           $12,025             $16,919
                                                                     ------------        -------------
                                                                     ------------        -------------





    The accompanying notes are an integral part of the financial statements.

                                  RACOTEK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                            Six Months Ended
                                                                              June 30,
                                                                  -------------------------------
                                                                        1997            1996
                                                                  ---------------  --------------
Cash flows from operating activities:
  Net loss                                                               ($4,987)         ($6,428)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                          488             426
      Provision for bad debts                                                 60             257
      Write-down of inventories                                                -             900
      Amortization of discounts on investments                               (12)             (8)
      Stock issued for consulting services                                    65               -
      Changes in operating assets and liabilities:
        Accounts receivable                                                  614            (166)
        Inventories                                                          121              (4)
        Prepaid expenses and other current assets                            138             291
        Accounts payable and accrued expenses                               (202)           (390)
                                                                   --------------  --------------
             Net cash used in operating activities                        (3,715)         (5,122)

Cash flows from investing activities:
  Purchase of investments                                                 (1,000)        (12,820)
  Proceeds from maturity of investments                                    6,000          15,613
  Purchase of property and equipment                                        (102)           (153)
  Other                                                                      (25)              -
                                                                   --------------  --------------
             Net cash provided from investing activities                   4,873           2,640

Cash flows from financing activities:
  Proceeds from exercises of stock options                                   230              86
                                                                   --------------  --------------
             Net cash provided from financing activities                     230              86
                                                                   --------------  --------------

Net change in cash and cash equivalents                                    1,388          (2,396)
Cash and cash equivalents, beginning of period                             2,956           4,397
                                                                   --------------  --------------
Cash and cash equivalents, end of period                                  $4,344          $2,001
                                                                   --------------  --------------
                                                                   --------------  --------------





    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION:

The unaudited financial statements of Racotek, Inc. ("Racotek" or the "Company") as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 1997 and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1996, which were included in the Company's 1996 Annual Report and incorporated by reference in its 1996 Form 10-K.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its 1997 year end reporting. The Company will be required to report basic net income
(loss) per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income (loss) per share based on weighted average common and, when dilutive, common equivalent shares outstanding. Diluted net income (loss) per share would be equivalent to the Company's current reporting of net loss per share.

NOTE B.  SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):

                                              JUNE 30, 1997   DECEMBER 31, 1996
                                              -------------   -----------------

ACCOUNTS RECEIVABLE, NET:                        (Unaudited)
   Accounts receivable                               $1,180              $1,956
   Less allowance for doubtful accounts                (238)               (340)
                                                    -------              ------
                                                     $  942              $1,616
                                                    -------              ------
                                                    -------              ------
PROPERTY AND EQUIPMENT, NET:
   Computer equipment                                $3,165              $3,064
   Furniture and equipment                              817                 816
   Leasehold improvements                               213                 213
                                                    -------              ------
                                                      4,195               4,093
   Less accumulated depreciation and
     amortization                                    (2,544)             (2,161)
                                                    -------              ------
                                                     $1,651              $1,932
                                                    -------              ------
                                                    -------              ------

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

OVERVIEW
     Racotek provides solutions to customers that allow them to increase the productivity of their remote workers. To accomplish this, Racotek provides consulting services, wireless networking software and network management support. The Company expects to incur substantial losses through 1997 and into 1998 because customers are delaying implementation of wireless mobile data systems. These delays are the result of several factors including:
     - Most prospective customers wish to test the Company's products and services during an evaluation period before implementing a wireless network throughout their user base. This reduces the amount of revenues the Company can expect to receive in the near term.
     - Wireless networks such as cellular digital packet data and low-earth orbit satellites have limited commercial availability and geographic coverage.
     - Implementation of a wireless network requires a significant capital investment for mobile computing devices.

     The Company believes that the commercial availability and coverage of wireless networks are increasing and that capital costs are beginning to decline. The Company also believes that its extensive experience in designing, implementing and supporting wireless networks will enable the Company to continue to add new customers. The Company has an increasing percentage of net revenues derived from consulting services including system planning, software development, system integration, training and installation management. The Company expects that customers who purchase consulting services may become purchasers of its other products and services. In the long-term, the Company believes that the recurring revenue from providing monthly support, software maintenance and transmission services to customers will constitute a substantial source of revenue.

RESULTS OF OPERATIONS
     NET REVENUES
     During 1996, the Company made the decision to discontinue the production, purchase and distribution of specialized mobile radio ("SMR") products. As a result, product revenues for the six months ended June 30, 1997 were $561,000, down from $692,000 for the six months ended June 30, 1996. Product revenues increased from $330,000 for the quarter ended June 30, 1996, to $372,000 for the quarter ended June 30, 1997. The increase was primarily due to a single hardware transaction with one customer during the quarter ended June 30, 1997. Product revenues will continue to fluctuate based on product mix and the timing and extent of customer roll-outs.

     Service revenues for the quarter ended June 30, 1997 were $1,070,000, down from $1,380,000 for the quarter ended June 30, 1996. Services revenues for the six months ended June 30, 1997 were $2,620,000, up from $2,565,000 for the six months ended June 30, 1996. The Company derives a substantial amount of its revenue from a small number of customers. Accordingly, the timing and amount of consulting services work performed for these customers may cause the Company's services revenues to fluctuate. The decrease in volume caused the decrease in service revenues for the second quarter of 1997. The Company expects continued volatility in services revenue throughout the remainder of 1997.

     COST OF REVENUES
     Cost of product revenues decreased from $1,507,000 for the six months ended June 30, 1996, to $611,000 for the six months ended June 30, 1997. The decrease is primarily due to a $900,000 charge recorded in the first quarter of 1996, resulting from the write-down of the Company's remaining SMR inventories to their net realizable values as a result of the decision to discontinue the SMR products described above. Cost of product revenues for the quarter ended June 30, 1997, were $432,000, up from $223,000 for the quarter ended June 30, 1996.
Product gross margins were negative 16% for the second quarter of 1997 compared to 32% for the second quarter of 1996. The decrease in product gross margins is due to product mix and insufficient revenue volume to absorb the Company's fixed costs.
      Cost of services increased from $882,000 for the quarter ended June 30, 1996, to $1,147,000 for the quarter ended June 30, 1997. Cost of services increased from $1,843,000 for the six months ended June 30, 1996, to $2,227,000 for the six months ended June 30, 1997. The increases in the cost of services are due to an increase in the number of consulting and customer support personnel. Service gross margins decreased from 36% for the quarter ended June 30, 1996 to negative 7% for the quarter ended June 30, 1997. Service gross margins decreased from 28% for the six months ended June 30, 1996 to 15% for the corresponding six month period in 1997. The decrease in the gross margin rate was due to under-utilized consulting personnel as a result of the lower services revenue in the second quarter of 1997 compared to the same period in 1996.

     RESEARCH AND DEVELOPMENT
     Research and development expenses decreased from $1,010,000 for the quarter ended June 30, 1996, to $964,000 for the quarter ended June 30, 1997. These expenses also decreased from $2,048,000 for the six month period ended June 30, 1996, to $1,989,000 for the corresponding six month period in 1997. The Company expects research and development expenses to remain essentially constant from the second to the third quarter of 1997 and to decrease in the fourth quarter.

     SALES AND MARKETING
     Sales and marketing expenses decreased from $1,638,000 for the quarter ended June 30, 1996, to $1,145,000 for the quarter ended June 30, 1997. These expenses also decreased from $3,542,000 for the six month period ended June 30, 1996, to $2,674,000 for the corresponding six month period in 1997. The decrease was due to cost-reduction measures implemented by the Company during 1997. The Company expects sales and marketing expenses to remain essentially constant from the second to the third quarter of 1997 and to decrease in the fourth quarter due to these cost-reduction measures.

     GENERAL AND ADMINISTRATIVE
     General and administrative expenses decreased from $454,000 for the quarter ended June 30, 1996, to $423,000 for the quarter ended June 30, 1997. These expenses also decreased from $1,179,000 for the six month period ended June 30, 1996, to $901,000 for the corresponding six month period in 1997. The decrease was due to cost-reduction measures implemented by the Company throughout 1996 and 1997. The Company expects general and administrative expenses to remain essentially constant from the second to the third quarter of 1997 and to decrease in the fourth quarter due to these cost-reduction measures.

     INTEREST INCOME
     Interest income decreased from $261,000 for the quarter ended June 30, 1996, to $107,000 for the quarter ended June 30, 1997. Interest income decreased from $434,000 for the six month period ended June 30, 1996, to $234,000 for the corresponding six month period in 1997. The decrease is the result of a decrease in investments, which were used to fund operating activities during 1997. The decrease is also related to declining interest rates on these investments.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1997, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $8,347,000 and working capital of $8,362,000. For the six months ended June 30, 1997, the Company used $3,714,000 of cash in its operating activities, compared to $5,122,000 of cash for the six months ended June 30, 1996. The amount of cash used in operating activities decreased as a result of cost-reduction efforts, including the decision to discontinue producing, purchasing and distributing SMR products during 1996, and improved collections of accounts receivable. During the third quarter of 1997, the Company expects to reduce headcount and consolidate facilities to further reduce expenses by the fourth quarter of 1997; however, the Company expects to continue to incur negative cash flows from operating activities throughout 1997 and into 1998. Net cash of $4,873,000 provided by investing activities during the six months ended June 30, 1997, resulted primarily from investments that matured during the period, net of investment purchases. The Company generated $230,000 of cash from financing activities for the six months ended June 30, 1997, from the exercise of stock options.
     The Company believes that with the implementation of the cost-reduction measures, its existing capital resources will be sufficient to meet the Company's cash requirements into 1998.

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

     A substantial portion of the Company's revenue is derived from providing consulting services to mobile data users. Consulting services cannot be standardized and mass-marketed as readily as software, and they may not provide as consistent a source of recurring revenue as monthly support, software maintenance and transmission services are expected to provide. In order for the Company's revenues from consulting services to continue to grow, the Company must continue to add more customers and larger projects to build, enable and support data mobility systems. The Company's inability to identify customers for its large-scale consulting services and/or the Company's inability to use its consulting services to obtain additional customers for its software licenses, support and transmission services could materially and adversely affect the growth of its business.
     Delays in the commercial availability and geographic coverage of new wireless networks may continue to impede or prevent substantial growth of the Company's business. There can be no assurance that the services offered by new wireless networks will attain commercial availability, that they will be available in a significant number of metropolitan areas or that they will provide a scope of geographic coverage attractive to customers in the metropolitan areas where they are available. The Company's inability to offer products and services to customers on new wireless networks could have a material adverse effect on the Company's business.
     The Company's ability to provide communication services is dependent upon contractual relationships with wireless network providers. There can be no assurance that the Company will be able to enter into or maintain relationships with wireless network providers, that any such relationships will be on economically favorable terms or that wireless network providers may not choose to compete against rather than cooperate with the Company. Furthermore, there can be no assurance that wireless network providers will have the capacity, ability and FCC authorization to provide high-quality airtime to the Company's customers on a continuous basis. The Company's inability to obtain high-quality, reliable, continuous airtime from or maintain cooperative relationships with wireless network providers would materially and adversely affect the Company's business.
     The Company's success is affected by application software developers who help create a market for the Company's products by writing their application software programs so that the programs implement mobile data transmission through KeyWare. There can be no assurance that the application software developers will choose to make their computer programs compatible with KeyWare. Furthermore, there can be no assurance that the application software developers who implement mobile data transmission through KeyWare will be successful in developing and marketing their Racotek-compatible products or will continue to use the Company's products in their business. In addition, delays by these developers in completing their wireless application software integration is impeding the Company's efforts to persuade existing and prospective customers to implement the products across their total user base. Continuing delays in wireless application software integration could have a material adverse impact on the Company's business.
     The Company depends on third-party hardware manufacturers to develop and maintain computer hardware devices that are suitable for mobile data applications, such as handheld and vehicle-mounted devices, and to make these devices available to customers at attractive prices. The prices for these hardware devices have declined and are expected to continue to decline. The Company's ability to sell its products is affected by the price of these hardware devices. Unless dependable, fully-featured KeyWare-compatible mobile devices are available at attractive prices, customers will be reluctant to implement mobile data systems and become Racotek customers, which would materially and adversely affect the Company's business.

     Competition in the communication industry is intense. Major software development companies, as well as computer, database and communications companies, are possible sources of future direct competition for the Company's products and services. Many of the Company's current and possible direct competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition to direct competitors, the Company presently faces competition from providers of other mobile communication services that customers might view as substitutes for wireless data transmission, such as cellular telephone, paging and conventional two-way voice radio.
     In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to the Company's inability to hire and retain qualified personnel, the risk that the Company may need to enhance products beyond what was initially planned, the levels of promotion and marketing required to promote the Company's products and services so as to attain a competitive position in the marketplace, or other risks and uncertainties identified in this Form 10-Q and the Company's other filings with the SEC.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     None

ITEM 2.  CHANGES IN SECURITIES.
     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 13, 1997 an annual meeting of the Company's stockholders was held to elect directors, approve an amendment to the Company's 1993 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 2,200,000 to 3,200,000, and to ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1997. A total of 21,986,696 shares of Common Stock were present in person or by proxy at the meeting.

     Yuval Almog was elected a director of the Company by the vote of 20,665,584 shares. Stockholders holding 1,321,112 shares of Common Stock withheld authority to vote. Jamie B. Bader was elected a director of the Company by the vote of 20,323,085 shares. Stockholders holding 1,663,611 shares of Common Stock withheld authority to vote. Joseph B. Costello was elected a director of the Company by 20,666,926 shares. Stockholders holding 1,319,770 shares of Common Stock withheld authority to vote. Dixon R. Doll was elected a director of the Company by the vote of 20,679,285 shares. Stockholders holding 1,307,411 shares of Common Stock withheld authority to vote. Micahel A. Fabiaschi was elected director of the Company by 20,668,577 shares. Stockholders holding 1,318,119 shares of Common Stock withheld authority to vote. Donald L. Lucas was elected a director of the Company by 20,678,685 shares. Stockholders holding 1,308,011 shares of Common Stock withheld authority to vote.

     The amendment of the 1993 Equity Incentive Plan was approved by 19,956,228 shares. Stockholders holding 1,925,651 shares of Common Stock voted against this matter, and stockholders holding 104,817 shares of Common Stock abstained from voting for this matter.

     The selection of Coopers & Lybrand L.L.P. as independent accountants for the year ending December 31, 1997 was approved by 21,867,835 shares. Stockholders holding 50,868 shares of Common Stock voted against this matter, and stockholders holding 67,993 shares of Common Stock abstained from voting for this matter.


ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RACOTEK, INC.

                                   By:  Michael Fabiaschi
                                        --------------------------
                                        Michael Fabiaschi
                                        President and Chief Executive Officer

                                   By:  David J. Maenke
                                        --------------------------
                                        David J. Maenke
                                        Chief Financial Officer and Secretary

                                   Dated: August  7, 1997

                                  EXHIBIT INDEX



EXHIBIT NUMBER                        TITLE              SEQUENTIALLY NUMBERED
                                                         PAGE
-------------------------------------------------------------------------------
10.01**           Letter agreement by and between
                  Registrant and Steve Swantek dated
                  April 9, 1997.                          15
-------------------------------------------------------------------------------
10.02**           Letter agreement by and between
                  Registrant and Isaac Shpantzer
                  dated April 4, 1997.                    16
-------------------------------------------------------------------------------
10.03**           Letter agreement by and between
                  Registrant and Norm Smith dated
                  June 30, 1997                           17
-------------------------------------------------------------------------------

**Management contract or compensation plan.