Form 10-Q
period 1997-09-30
RACOTEK INC
filed 1997-10-29
CIK 883741

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(MARK ONE)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1997

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------    SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              -----    -----

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
YES    X           NO
    --------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
              Class                                   September 30, 1997
              -----                                   ------------------
    Common Stock, $.01 par value                      24,964,396
================================================================================

THIS REPORT CONSISTS OF 17 SEQUENTIALLY NUMBERED PAGES. THE EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 13.

                                    RACOTEK, INC.

                                        INDEX

                           PART I -- Financial Information

Item 1.  Financial Statements                                        Page No.
                                                                     --------

              Statements of Operations
                   Three Months Ended September 30, 1997 and 1996        3
                   and Nine Months Ended September 30, 1997 and 1996

              Balance Sheets
                   September 30, 1997 and December 31, 1996              4

              Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996         5

              Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7

                             PART II -- Other Information

Items
1-5.     Not applicable                                                 11

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12

                            PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                    RACOTEK, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------    ------------------
                                        1997       1996       1997      1996
                                     -------    -------    -------    -------

NET REVENUES:
    PRODUCTS                            $153       $548       $714     $1,240
    SERVICES                             883      1,326      3,503      3,891
                                     -------    -------    -------    -------
                                       1,036      1,874      4,217      5,131
COST AND EXPENSES:
    COST OF PRODUCTS                     588        358      1,199      1,865
    COST OF SERVICES                   1,261        865      3,488      2,708
    RESEARCH AND DEVELOPMENT             889      1,149      2,878      3,197
    SALES AND MARKETING                  942      1,253      3,616      4,795
    GENERAL AND ADMINISTRATIVE         1,310        402      2,211      1,581
                                     -------    -------    -------    -------

LOSS FROM OPERATIONS                  (3,954)    (2,153)    (9,175)    (9,015)

INTEREST INCOME                          120        181        354        615
                                     -------    -------    -------    -------

NET LOSS                             ($3,834)   ($1,972)   ($8,821)   ($8,400)
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------

NET LOSS PER SHARE                    ($0.15)    ($0.08)    ($0.35)    ($0.35)
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------

NUMBER OF SHARES USED IN COMPUTATION  24,932     24,473     24,912     24,276
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------


       The accompanying notes are an integral part of the financial statements.

                                    RACOTEK, INC.
                                    BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)



           ASSETS

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                 -------------   ------------
                                                  (UNAUDITED)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                             $3,468         $2,956
  SHORT-TERM INVESTMENTS                                 3,000          8,991
  ACCOUNTS RECEIVABLE, NET                                 889          1,616
  INVENTORIES                                                -            374
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                 95            294
                                                 -------------   ------------
    TOTAL CURRENT ASSETS                                 7,452         14,231
PROPERTY AND EQUIPMENT, NET                                907          1,932
RESTRICTED CASH                                            355            470
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                  -            121
OTHER LONG-TERM ASSETS                                      43            165
                                                 -------------   ------------
    TOTAL ASSETS                                        $8,757        $16,919
                                                 -------------   ------------
                                                 -------------   ------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  ACCOUNTS PAYABLE                                        $190           $656
  ACCRUED EXPENSES                                       1,684            882
                                                 -------------   ------------
    TOTAL CURRENT LIABILITIES                            1,874          1,538
                                                 -------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY :
  COMMON STOCK, $0.01 PAR VALUE, 35,000 SHARES
    AUTHORIZED,  24,964 AND 24,740 ISSUED AND
    OUTSTANDING AT SEPTEMBER 30, 1997 AND
    DECEMBER 31, 1996, RESPECTIVELY                        250            247
  ADDITIONAL PAID-IN CAPITAL                            71,198         70,878
  ACCUMULATED DEFICIT                                  (64,565)       (55,744)
                                                 -------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                           6,883        15,381
                                                 -------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $8,757       $16,919
                                                 -------------   ------------
                                                 -------------   ------------


       The accompanying notes are an integral part of the financial statements.

                                    RACOTEK, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

(IN THOUSANDS)                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         --------------------
                                                           1997         1996
                                                         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                               ($8,821)     ($8,400)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                           899          678
     WRITE-DOWN OF FIXED ASSETS                              519            -
     PROVISION FOR BAD DEBTS                                  90          237
     WRITE-DOWN OF INVENTORIES                               207          900
     AMORTIZATION OF DISCOUNTS ON INVESTMENTS                 (9)         (33)
     STOCK ISSUED FOR CONSULTING SERVICES                     80            -
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                     637         (149)
     INVENTORIES                                             167          110
     PREPAID EXPENSES AND OTHER CURRENT ASSETS               199          308
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   336         (350)
                                                         -------      -------
        NET CASH USED IN OPERATING ACTIVITIES             (5,696)      (6,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF INVESTMENTS                                 (1,000)     (15,746)
  PROCEEDS FROM MATURITY OF INVESTMENTS                    7,000       22,013
  PURCHASE OF PROPERTY AND EQUIPMENT                        (102)        (213)
  OTHER                                                      (48)           -
                                                         -------      -------
        NET CASH PROVIDED FROM INVESTING ACTIVITIES        5,850        6,054

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISES OF STOCK OPTIONS                   243          134
  CHANGES IN RESTRICTED CASH                                 115          115
                                                         -------      -------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES          358          249
                                                         -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      512         (396)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,956        4,397
                                                         -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $3,468       $4,001
                                                         -------      -------
                                                         -------      -------

       The accompanying notes are an integral part of the financial statements.

                            NOTES TO FINANCIAL STATEMENTS


Note A.  Basis of Presentation:

The unaudited financial statements of Racotek, Inc. ("Racotek" or the "Company") as of September 30, 1997 and for the periods ended September 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to fairly state the financial position at September 30, 1997, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1996, which were included in the Company's 1996 Annual Report and incorporated by reference in its 1996 Annual Report on Form 10-K.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its 1997 year-end reporting. The Company will be required to report basic net income (loss) per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income (loss) per share based on weighted average common and, when dilutive, common equivalent shares outstanding. Basic and diluted net income (loss) per share would be equivalent to the Company's current reporting of net loss per share.

Note B.  Selected Balance Sheet Information (in thousands):

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
                                               (Unaudited)
Accounts receivable, net:
     Accounts receivable                        $1,129              $1,956
     Less allowance for doubtful accounts         (240)               (340)
                                                ------              ------
                                                $  889              $1,616
                                                ------              ------
                                                ------              ------
Property and equipment, net:
     Computer equipment                         $1,460              $3,064
     Furniture and equipment                       679                 816
     Leasehold improvements                        107                 213
                                                ------              ------
                                                 2,246               4,093
     Less accumulated depreciation and
          amortization                          (1,339)             (2,161)
                                                ------              ------
                                                  $907              $1,932
                                                ------              ------
                                                ------              ------

During the third quarter of 1997, the Company wrote-off approximately $519,000 of fixed assets in connection with the reduction in the number of employees and the consolidation and closing of facilities.

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

OVERVIEW
         Racotek provides solutions to customers that allow them to increase the productivity and value of their mobile workers. To accomplish this, Racotek provides consulting services, wireless networking software and network management support. During the third quarter of 1997, the Company reduced its workforce from approximately 95 employees to approximately 45 employees; consolidated and closed several facilities; and reduced the carrying value of certain assets no longer expected to be used in operations. As a result of these actions, the Company recorded one-time charges totaling approximately $1,900,000 during the third quarter. The Company took these actions because of slower than expected revenue growth. Although these actions reduced the Company's operating expense level to under $2,000,000 per quarter the Company expects to incur losses through the remainder of 1997 and into 1998. The Company must increase its revenue in order to reach profitability. The Company currently derives most of its revenue from systems integration services including system planning and design, software development, systems integration, training and installation management. In the long-term, the Company believes that the recurring revenue from providing monthly network support will constitute a substantial source of revenue.

RESULTS OF OPERATIONS
    NET REVENUES
    During 1996, the Company made the decision to discontinue the production, purchase and distribution of SMR products. As a result of this decision, and as a result of the Company's decision to promote the sale of its system integration services rather than the sale of its software products, product revenues for the nine months ended September 30, 1997, were $714,000, down from $1,240,000 for the nine months ended September 30, 1996. Similarly, product revenues decreased from $548,000 for the quarter ended September 30, 1996 to $153,000 for the quarter ended September 30, 1997. The Company expects product revenues, which will consist primarily of wireless networking software, to fluctuate based on the timing and size of client projects.

    Service revenues for the nine months ended September 30, 1997, were $3,503,000, down from $3,891,000 for the nine months ended September 30, 1996. Service revenues for the quarter ended September 30, 1997, were $883,000, down from $1,326,000 for the quarter ended September 30, 1996. These decreases were due to the shift away from the small, technical projects the Company was engaged in during the prior period in order to create capacity to handle large consulting and integration services projects. The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing and amount of integration services work performed for these customers may cause the Company's service revenues to fluctuate. The Company expects continued volatility in service revenues throughout the remainder of 1997 and into 1998.

    COST OF REVENUES
    Cost of product revenues decreased from $1,865,000 for the nine months ended September 30, 1996, to $1,199,000 for the nine months ended September 30, 1997. The decrease is primarily due to a $900,000 charge recorded in the first quarter of 1996, resulting from the write-down of the Company's remaining SMR inventories to their net realizable values at that time, as a result of the Company's decision to discontinue the SMR products described above. Cost of product revenues for the quarter ended September 30, 1997, were $588,000, up from $358,000 for the quarter ended September 30, 1996. As discussed above, the Company recorded several one-time charges in the third quarter of 1997. These charges included approximately $425,000 of costs incurred to complete the Company's exit from the SMR products business. The Company expects the cost of product revenues to be significantly less during the remainder of 1997 and into 1998.

    Cost of service revenues increased from $865,000 and $2,708,000 for the three and nine months ended September 30, 1996, respectively, to $1,261,000 and $3,488,000 for the three and nine months ended September 30, 1997, respectively. The previously discussed one-time charges recorded during the third quarter of 1997 included approximately $211,000 of severance and related costs associated with reducing the size of the integration services workforce. The Company expects the cost of services to fluctuate based on service revenues.

    RESEARCH AND DEVELOPMENT
    Research and development expenses decreased from $1,149,000 and $3,197,000 for the three and nine months ended September 30, 1996, respectively, to $889,000 and $2,878,000 for the three and nine months ended September 30, 1997, respectively. As a result of the focus on systems integration services rather than product sales, the research and development staff was reduced during the third quarter of 1997. This resulted in a charge of approximately $209,000 for severance and related costs during the third quarter. Despite this charge, research and development expenses were lower than one year ago and are expected to decline further during the remainder of 1997 and into 1998.

    SALES AND MARKETING
    Sales and marketing expenses were $3,616,000 for the nine months ended September 30, 1997, down from $4,795,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, sales and marketing expenses were $942,000 compared to $1,253,000 for the same period in the prior year. In connection with the Company's focus on systems integration services, a charge of approximately $202,000 was recorded in the third quarter of 1997 for severance and facility consolidation costs in the sales and marketing area. As a result of re-focusing the Company's sales and marketing efforts, the Company expects sales and marketing expenses during the remainder of 1997 and into 1998, to be less than they were in the third quarter of 1997.

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses increased from $402,000 and $1,581,000 for the three and nine months ended September 30, 1996, respectively, to $1,310,000 and $2,211,000 for the three and nine months ended September 30, 1997, respectively. The increase is primarily due to approximately $803,000 of facility and relocation charges recorded in the third quarter of 1997. The Company expects general and administrative expense levels during the remainder of 1997 and into 1998 to be less than they were in the third quarter of 1997.

    INTEREST INCOME
    Interest income decreased from $181,000 for the quarter ended September 30, 1996, to $120,000 for the third quarter of 1997. Interest income for the nine months ended September 30, 1997 was $354,000, down from $615,000 for the nine months ended September 30, 1996. The decrease is principally the result of a decrease in investments, which were used to fund operating activities during 1997.

LIQUIDITY AND CAPITAL RESOURCES
    As of September 30, 1997, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $6,468,000 and working capital of $5,578,000. For the nine months ended September 30, 1997, the Company used $5,696,000 of cash in its operating activities, compared to $6,699,000 of cash for the nine months ended September 30, 1996. The amount of cash used in operating activities decreased as a result of cost-reduction efforts and improved collection of accounts receivable. The Company expects the amount of cash used in operating activities to continue to decrease as a result of these cost-reduction efforts, but expects to continue to incur negative cash flows from operating activities through the remainder of 1997 and into 1998.
Net cash of $5,850,000 provided by investing activities during the nine months ended September 30, 1997 resulted primarily from investments that matured during the period, net of investment purchases. The Company generated $243,000 of cash from financing activities for the nine months ended September 30, 1997, from the exercise of stock options.

    With the implementation of the cost-reduction measures, the Company believes its existing capital resources will be sufficient to meet its cash requirements through 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS:
    There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future. The Company derives a substantial part of its revenues from a small number of clients whom, after evaluating the Company's capabilities, proceed to engage the Company to design, implement and deploy their mobile computing systems. A decision by any one of these clients to delay a mobile computing project may have a material adverse effect on the Company's business and results of operations.

    The Company has decided to focus its efforts in the near term on selling its system integration services to customers in a small number of vertical markets, such as field service. Although the Company believes that such specialization will increase its effectiveness, it also means that the Company's failure in any one of these areas will have a significant adverse impact on overall Company performance.

    The Company's consulting and integration services cannot be standardized and mass-marketed as readily as software and they may not provide as consistent a source of recurring revenues as monthly network support is expected to provide. The Company must institute methodologies to re-use software components in order to improve gross margin rates.

    In order for the Company's revenues from consulting and integration services to continue to grow, the Company must continue to add more customers and larger projects to plan, design and implement mobile computing systems. The Company's inability to identify customers for its large-scale consulting and integration services and/or the Company's inability to use its consulting and integration services to obtain additional customers for its software licenses and network support services would materially and adversely affect the growth of its business.

    The Company depends on third-party hardware manufacturers to develop and maintain computer hardware devices that are suitable for mobile data applications, such as handheld and vehicle-mounted devices, and to make these devices available to customers at attractive prices. The prices for these hardware devices have declined and are expected to continue to decline. The Company's ability to sell its products and services is affected by the price of these hardware devices. Unless dependable, fully featured hardware devices are available at attractive prices, customers will be reluctant to implement mobile data systems and become Racotek customers, which would materially and adversely affect the Company's business.

    Competition in the communication industry is intense. Major software development companies, as well as computer, database and communication companies are possible sources of future direct competition for the Company's products and services. Many of the Company's current and possible direct competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition to direct competitors, the Company presently faces competition from providers of other mobile communication services that customers might view as substitutes for wireless data transmission, such as cellular telephone, paging and conventional two-way voice radio.

    In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to the Company's inability to hire and retain qualified personnel, the risk that the Company may need to enhance products and services beyond what is currently planned, the levels of promotion and marketing required to promote the Company's products and services so as to attain a competitive position in the marketplace, or other risks and uncertainties identified in this Form 10-Q and the Company's other filings with the SEC.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    None

ITEM 2.  CHANGES IN SECURITIES.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RACOTEK, INC.

                             By:  Michael Fabiaschi
                                  --------------------
                                  Michael Fabiaschi
                                  President and Chief Executive Officer

                             By:  David J. Maenke
                                  --------------------
                                  David J. Maenke
                                  Chief Financial Officer and Secretary

                             Dated: October 28, 1997

                                    EXHIBIT INDEX



--------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER     TITLE                                                                 SEQUENTIALLY NUMBERED PAGE
--------------------------------------------------------------------------------------------------------------------
10.01**            Letter agreement by and between Registrant and Norm
                   Smith dated September 29, 1997.                                       14
--------------------------------------------------------------------------------------------------------------------
10.02**            Letter agreement by and between Registrant and Vladi Kelman
                   dated September 25, 1997.                                             15
--------------------------------------------------------------------------------------------------------------------
10.03**            Letter agreement by and between Registrant and Dave Maenke
                   dated September 25, 1997.                                             16
--------------------------------------------------------------------------------------------------------------------
10.04**            Letter agreement by and between Registrant and Paul Edelhertz
                   dated September 25, 1997                                              17
--------------------------------------------------------------------------------------------------------------------

**Management contract or compensation plan.