Form 10-K
period 1997-12-31
RACOTEK INC
filed 1998-03-19
CIK 883741

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                     FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ___________ to ___________.

                           Commission File Number 0-22718

                                   RACOTEK, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    41-1636021
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

              7301 OHMS LANE, SUITE 200, MINNEAPOLIS, MINNESOTA  55439
            (Address of Principal Executive Offices, including Zip Code)

         Registrant's Telephone Number, Including Area Code: (612) 832-9800

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $68,751,531 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 9, 1998: $2.75

The number of shares outstanding of the registrant's common stock, as of March 9, 1998: 25,000,557 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1998, are incorporated by reference into Part III of this report.

(2) Portions of the registration statement on Form S-1 which was declared effective December 12, 1993, are incorporated by reference into Part III of this report.

                                     PART I

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE POSSIBILITY THAT A SUBSTANTIAL MARKET FOR MOBILE DATA SYSTEMS WILL NOT DEVELOP IN THE TIME FRAMES ANTICIPATED BY THE COMPANY, THE COMPETITIVE ENVIRONMENT FOR CUSTOMER SPENDING FOR TECHNOLOGY, WHICH INCLUDES SPENDING FOR YEAR 2000 INITIATIVES, THE POSSIBILITY THAT PRICING FOR WIRELESS COMPUTING SERVICES AND TECHNOLOGY WILL NOT BE AT A LEVEL NEEDED TO SUSTAIN LONG-TERM FINANCIAL SUCCESS, AND THE OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY MATERIALLY DIFFER FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES.

ITEM 1.  BUSINESS

         Racotek, Inc. ("Racotek" or the "Company") is a systems integrator for mobile data communication systems. Racotek's objective is to become a leading provider of mobile data communications services and technologies to businesses that have mobile workers engaged in on-site customer service. The service and technology offerings of the Company are focused on extending enterprise information systems to mobile workers, through the use of mobile computing software and systems integration services provided by the Company that provide connectivity from host computer applications across multiple wireless and wireline networks. The Company also provides post-installation support services designed to maximize the business benefits made possible by mobile communications systems.

         Services provided by the Company include business case evaluation, requirements consulting, system design and planning, application software development, systems integration, training, installation, and organizational change management. The Company also derives revenue from licenses of its KeyWare-TM- software product. The ability to utilize KeyWare over many different configurations of wireless networks and with different types of hardware allows Racotek the flexibility to make independent recommendations regarding its clients' wireless network configurations as it helps clients choose the hardware and software components of their wireless wide area network.

         In the first quarter of 1996, the Company decided to discontinue the production, purchase and distribution of specialized mobile radio ("SMR") technologies. The Company completely exited from the SMR hardware production and distribution business in the third quarter of 1997.

BACKGROUND

         The Company believes that 8 million of the estimated 38 million mobile workers in the United States are engaged in on-site customer service, and these mobile workforces are the principal potential market for Racotek's technologies and services. The market for mobile data communications services and technologies remains relatively undeveloped, and many mobile workers do not use wireless communication at the present time. The Company believes that the principal reason that the market for mobile data services has been slow to develop is the complexity of integrating wireless data communication into existing field service software applications.

         Implementation of a wireless data solution requires a significant amount of work to integrate the wireless application to the client's legacy systems, which usually also requires the client to significantly change its business processes. Existing field service software applications include functions such as accounting, inventory control, scheduling, load efficiency, dispatching, collection of shipment and inventory data, destination addressing and routing information. Since few of these application programs are able to exchange messages or data directly with mobile workers, mobile workers typically either collect information in written form for later physical delivery to the base office, or communicate with the base office by voice communications. In either case, the information is not transmitted in a form that is immediately accessible by a computer. The information must instead be entered manually, which often results in delays and increases the likelihood of inaccuracies. Mobile workers face similar obstacles in obtaining timely and accurate information from the base office and typically are unable to access the base office applications. The Company's services and technologies are intended to alleviate these difficulties, by changing the client's business processes to give the mobile worker access to on-line real-time data communication with the client's host computer systems.

THE RACOTEK SOLUTION

         Racotek seeks to be a leader in helping clients enhance the productivity and value of their mobile workers. This includes understanding and quantifying the potential business benefits associated with implementing a mobile communication system, assisting the client in the selection of the appropriate components, integrating third party or its own application software, identifying and implementing process change, and measuring the resulting benefits against the expected benefits.

CORE TECHNOLOGIES AND SERVICES

         TECHNOLOGY. The Company's technologies include its KeyWare middleware technology and other standard commercial software developed by the Company, such as database interface software, as well as application software customized by the Company for individual clients. The Company's technology also includes certain network management software tools that the Company has developed in order to identify and diagnose problems arising with clients' wireless network configurations.

         KeyWare was introduced to the market in the first quarter of 1995. KeyWare is a wireless networking software product referred to as "middleware," and is built upon an open client/server architecture. This design allows KeyWare's service agents to perform important functions on behalf of host and portable applications including, among others, Global Name Management, store and forward, file transfer and network management. KeyWare is designed to be interoperable with existing information systems to provide broad wireless and wireline connectivity and to enable integration of existing applications. For the years ended December 31, 1997, 1996, and 1995, revenues from software licenses was 3%, 10%, and 3% of total revenues, respectively.

         In the third quarter of 1997, the Company decided to no longer sell KeyWare as a stand-alone product. Instead, the Company will sell KeyWare only in conjunction with sales of the Company's services, such as application development and systems integration, in situations where the client and the Company agree that KeyWare is the appropriate solution for the client's wireless data communication needs. The Company decided to sell KeyWare only in conjunction with sales of the Company's services because third party application software providers, systems integrators and end users faced significant difficulties deploying complete solutions using any of the mobile computing middleware currently available. These difficulties arise, in part, because of the immaturity of the component technologies involved in developing mobile data solutions, the vast number of choices of components that must be made in a successful project, and these parties' lack of a systems integration process tailored to the complexities of mobile computing.

         PROFESSIONAL SERVICES. The Company offers its clients certain consulting services, project management and implementation services including business process review, requirements consulting, system design and planning, software development, systems integration, training, installation management, and organizational change management. Racotek's professional services usually start with business case evaluations, extend to process improvement, and often include implementation of a wireless mobile data system. The Company's professional services can be priced on either a time and materials or fixed bid basis based on pre-approved statements of work. The Company commenced providing these types of services in 1995. For the years ended December 31, 1997, 1996, and 1995, revenue generated from these services accounted for 60%, 52%, and 29% of total revenues, respectively.

         MANAGED NETWORK SERVICES. The Company's managed network services group monitors a client's wireless system performance to detect potential problems and resolve issues affecting overall system availability. This service provides clients a single point of contact in a multi-vendor environment. The Company has developed diagnostic tools to detect errors in a wireless system. Managed network services are typically billed monthly on a fixed basis. For the years ended December 31, 1997, 1996, and 1995, revenues from these services amounted to 12%, 10%, and 1% of total revenues, respectively.

         TRANSMISSION SERVICES. The Company has agreements with SMR transmission operators in many locations in the United States that allow transmission service, principally suited for metropolitan, in-vehicle users. With the release of KeyWare and certain marketing agreements, the Company also can remarket transmission service on ARDIS, RAM and certain Cellular Digital Packet Data ("CDPD") providers. Revenues generated from these services accounted for 12%, 10% and 16% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

        OTHER DEVELOPMENTS. In 1996, the Company obtained a United States patent for a technology involving a spectral overlay on cellular systems that could deliver LAN-like performance over a wide area wirelessly. In 1997, the Company performed further simulations regarding implementing and using the technology. In the first quarter of 1998, certain of the Company's research and development personnel were assigned to work full-time on the overlay, with the intention of forming a subsidiary and seeking strategic partners to further develop the technology. Competition for this technology may come from third-generation cellular personal communication service ("PCS") technologies, such as the broadband Code Division Multiple Access ("CDMA") currently being reviewed by international standards bodies.

CLIENT FOCUS

         Racotek is concentrating its efforts on reaching the segments of the mobile communication market that the Company believes has a need for industry-specific, mission-critical mobile applications. Racotek has targeted field service for its initial focus, since the Company has a detailed knowledge and understanding of that segment of the market. The dispatcher in a field service organization receives service requests, enters orders and dispatches field service technicians. At present, most dispatchers communicate with the field service technicians using standard telephone or two-way voice radio. The dispatcher reads the work assignment, special instructions and any relevant information he or she may have about the service request. The service technician takes notes and proceeds to the assignment. Each dispatcher is generally responsible for 20 or more technicians. While the dispatcher handles one technician's queries, a number of other field technicians may have to wait for information or assignment. This wait time is a significant inefficiency within the field service industry.

         Current users of Racotek core technologies and services have implemented systems that provide continuous data flow to and from field service technicians in an effort to increase customer service and productivity. The Company's technologies and services may enhance the productivity of mobile workers by providing more information about the assignment, such as warranty, service history and parts availability. Wireless data communication is intended to allow the mobile technician to access the computers residing at the base office without requiring as much time and preventing the level of misunderstanding that may result from person-to-person communication.

BACKLOG

         To date, the Company typically has operated with little order backlog. Most of its revenues in each quarter result from orders booked in each quarter. The Company's typical payment terms are net 30 days from invoice date.

PRODUCT DEVELOPMENT

         Although the Company no longer offers KeyWare as a stand-alone product, the Company will continue to develop enhancements to KeyWare as they are required for specific clients.

         For the years ended December 31, 1997, 1996, and 1995, the Company's research and development expenses were approximately $3,286,000, $4,211,000 and $4,170,000, respectively. Included in the 1995 expense was a $742,000 charge for the acquisition of certain technologies of Business Partners Solutions, Inc. ("BPSI"). The Company expects research and development costs to decrease further in 1998, and that product enhancements to KeyWare will be directly funded by clients.

COMPETITION

         Competition in the mobile communications industry is intense. The Company currently faces direct competition in the market for mobile networking consulting services from larger companies such as IBM and Andersen Consulting. Also, major software development companies, such as Novell, Oracle, and Microsoft, as well as computer and communications companies, such as AT&T and the regional Bell operating companies, are possible sources of future direct competition for the Company's core technologies and services. Certain application software developers, including Mobile Data Solutions, Inc., have expanded their software to provide mobile data solutions. In addition, wireless network providers and hardware manufacturers that the Company seeks to work with as partners could attempt to provide services for mobile data systems, thereby becoming competitors, as could providers of field service application software to field service companies.

         Many of the Company's direct, indirect and potential future competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Some of these competitors have established market positions and established trade names, trademarks, patents and intellectual property rights and substantial technological capabilities. The Company faces competition not only from these established companies, but also from start-up companies that can actively develop and market new communications technologies and services. In addition, the Company is likely to face competition in the future from companies that develop technology comparable or superior to the Company's technology and offer similar mobile data services to the Company's actual and prospective clients. Any of these competitive developments could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY RIGHTS

         The Company relies on a combination of copyright, trade secret, patent and trademark laws, and employee and third-party nondisclosure agreements to protect its intellectual property rights and technologies. The Company maintains trademark registrations for its principal trademarks in the U.S. and selected foreign countries.

         The Company does not copy-protect or register the copyrights in its software but does license it principally pursuant to negotiated license agreements. The Company believes that technical software copy-protection devices generally can be circumvented and often interfere with a customer's legitimate use of the software. The Company does not register the copyrights in its software because registration is not a condition of copyright protection. The laws of certain countries in which the Company's technologies are or may be distributed may not protect the Company's technologies and intellectual property rights to the same extent as the laws of the U.S. It may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

         The Company believes that its technologies, intellectual property and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. If the Company is unable to license protected technology used in the Company's technologies, the Company could be prohibited from manufacturing and marketing such technologies. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The Company also could incur substantial costs to redesign its technologies, to defend any legal action taken against it or to pay damages for infringement.

MANUFACTURING

         The Company duplicates software and related documentation and configures clients' mobile data communications systems at the Company's facilities in suburban Minneapolis, Minnesota. The Company does not manufacture any of the hardware used by its clients in a mobile data network, but this hardware is readily available from various sources.

EMPLOYEES

         As of December 31, 1997, the Company had 41 full-time employees, including 10 in corporate services and administration, 6 in business development, 4 in managed network services, 8 in new platforms and 13 in systems integration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

         The Company's success depends to a significant degree upon the continued contributions of its key management, sales and technical personnel. The Company's success also depends upon its ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

ITEM 2.  PROPERTIES

         The Company's headquarters consists of approximately 19,200 square feet located in a multi-story building in suburban Minneapolis, Minnesota. The facility is leased pursuant to an agreement that expires in August 2000. The Company has certain expansion rights under its lease to increase facility size. The Company also has a sales office in Larkspur, California. The Company believes that its facilities are adequate to meet its anticipated level of operations for the foreseeable future. For additional information concerning the Company's lease obligations, see Note 3 to the Company's financial statements included in this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the Company's shareholders was held on January 7, 1998. The sole proposal considered at the meeting was to (i) increase the pool of stock options available for grant under the Company's 1993 Equity Incentive Plan (the "Plan") from 3,200,000, to 5,700,000 shares, (ii) increase the maximum number of shares of Common Stock that may be received under the Plan from 750,000 shares over the term of the Plan to 750,000 shares per calendar year, and (iii) make this maximum grant limitation applicable to all employees of the Company participating in the Plan. The shareholders approved the increase, with 13,703,543 votes cast in favor of the increase, 1,075,102 votes cast against the increase, 22,978 abstentions, and no broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           COMMON STOCK (UNAUDITED):

The Company's common stock began trading on December 10, 1993, on the NASDAQ National Market under the symbol "RACO," in connection with its initial public offering. A summary of the range of high and low closing prices for the Company's common stock for the period from December 10, 1993, through December 31, 1997, is presented below. These prices reflect interdealer prices and do not include retail markups, markdowns or commissions.

                                         HIGH         LOW
----------------------------------------------------------
 1995
 First Quarter                           7.25         3.13
 Second Quarter                          6.50         4.38
 Third Quarter                           7.88         5.25
 Fourth Quarter                          6.75         5.00

 1996
 First Quarter                           5.50         4.25
 Second Quarter                          7.00         3.88
 Third Quarter                           6.25         3.50
 Fourth Quarter                          6.38         3.75

 1997
 First Quarter                           4.88         3.25
 Second Quarter                          3.50         2.13
 Third Quarter                           2.63         1.50
 Fourth Quarter                          2.06         1.00

The Company has never paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for the development of its business.

As of March 9, 1998, the Company had 380 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

       STATEMENTS OF OPERATIONS DATA (for the years ended December 31)
                   (In thousands, except per share data)

                             1997       1996         1995       1994      1993
                           ----------------------------------------------------
 Net revenues:
   Services                $ 4,744    $ 4,977      $ 2,790    $   847   $   106
   Products                    876      1,906        3,298      3,106     2,313
-------------------------------------------------------------------------------
 Total revenues              5,620      6,883        6,088      3,953     2,419

 Cost and expenses:
   Cost of services          4,227      3,499        1,314        370        83
   Cost of products          1,266      2,027        3,001      2,953     2,754
   Research and
     development             3,286      4,211        4,170      3,035     1,848
   Sales and marketing       4,149      6,249        9,045      7,647     4,599
   General and
     administrative          2,463      2,000        2,240      2,920     1,142
-------------------------------------------------------------------------------

 Loss from operations       (9,771)   (11,103)     (13,682)   (12,972)   (8,007)

 Interest income               427        859        1,335      1,447       347
-------------------------------------------------------------------------------

 Net loss                  $(9,344)  ($10,244)    ($12,347)  ($11,525)  ($7,660)
-------------------------------------------------------------------------------

 Net loss per share -
 basic and diluted         ($0.37)    ($0.42)      ($0.52)    ($0.49)   ($1.79)


 Weighted average
 common shares
 outstanding (1)           24,932       24,372      23,765     23,443     4,273


                     BALANCE SHEET DATA (at December 31)
                                (In thousands)

                                  1997       1996       1995       1994      1993
                                 -------------------------------------------------
Cash and cash equivalents
and short-term investments       $5,336    $11,947    $15,042    $27,407   $46,430
Working capital                   5,132     12,693     16,781     29,486    46,118
Total assets                      7,237     16,919     27,116     38,070    50,097

Total common
stockholders' equity              6,277     15,381     25,378     36,613    47,404

(1) As required by Securities and Exchange Commission regulations, common and common equivalent shares issued by the Company during the twelve month period immediately preceding the filing of an initial public offering have been included in the calculation of shares used in computing the 1993 net loss per share as if they were outstanding for all periods through December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            Racotek provides solutions to clients throughout the United States, that enable clients to increase the productivity and value of their mobile workers, by providing wireless system integration services including consulting services, wireless networking and application software and network management support. During 1997, the Company reduced its workforce from approximately 95 employees to approximately 40 employees; consolidated and closed several facilities; and reduced the carrying value of certain assets no longer expected to be used in operations. As a result of these actions, the Company recorded one-time charges totaling approximately $1,900,000 during the third quarter. The Company took these actions because of slower than expected market and related revenue growth. Although these actions reduced the Company's expected operating expense level to less than $2,000,000 per quarter, the Company expects to incur losses into 1998. The Company must increase its revenue in order to reach profitability. The Company currently derives most of its revenue from systems integration services including business case evaluation, system planning and design, software development, training, installation and change management. In the long-term, the Company believes that the recurring revenue from providing monthly network support will constitute a substantial source of revenue.

RESULTS OF OPERATIONS

            NET REVENUES

            Service revenues were $4,744,000, $4,977,000 and $2,790,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The revenue increased between 1995 and 1996 as the Company allocated more resources and focused more on generating revenues from systems integration services. In 1997, the Company began to shift the focus of its business from performing small, technical roles within larger projects to providing its clients with management and implementation assistance for those projects. These larger opportunities require longer sales development time than do technical assistance, and the transition to this mode of sales required a significant amount of time and attention from the Company's management and key personnel. The Company derives a substantial amount of its revenues from a small number of clients. Accordingly, the timing and amount of integration services performed for these clients has caused the Company's service revenues to fluctuate. The Company expects this volatility in service revenues to continue in 1998.

            In 1996, the Company made the decision to discontinue the production, purchase and distribution of SMR products. In 1997, the Company completed the exit from its SMR hardware operations and continued its transition to focusing on the sale of its system integration services instead of selling stand-alone software products. As a result of these decisions, product revenues were $876,000, $1,906,000 and $3,298,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects product revenues, which will consist primarily of wireless networking and application software, to be significantly less during 1998 as a result of the Company's focus on deriving revenues from system integration services rather than product sales.

            COST OF REVENUES

            Cost of service revenues were $4,227,000, $3,499,000 and $1,314,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in costs resulted primarily from the cost of recruiting personnel with the skills to deliver large systems integration projects, and the transfer and utilization of certain research and development and sales and marketing personnel into the systems integration services group. The one-time charges recorded during the third quarter of 1997 included approximately $211,000 of severance and related costs associated with eliminating personnel with specializations in areas no longer pertinent to the Company's systems integration offerings.

            Cost of product revenues were $1,266,000, $2,027,000 and $3,001,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 is primarily due to a $900,000 charge recorded in the first quarter of 1996, resulting from the Company's decision to write-down the remaining SMR inventories to their net realizable values at that time. The Company recorded several one-time charges in the third quarter of 1997, including approximately $425,000 of costs incurred to complete the Company's exit from SMR hardware production and distribution. The Company expects the cost of product revenues to be significantly less during 1998, as a result of the Company's focus on deriving revenues from system integration services, rather than product sales.

            RESEARCH AND DEVELOPMENT

            Research and development expenses were $3,286,000, $4,211,000 and $4,170,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As a result of the focus on systems integration services rather than product sales, the research and development staff was reduced during the third quarter of 1997. Research and development expenses were lower than in previous years and are expected to decline further during 1998 as software product development and existing product enhancement activities decline in connection with the Company's transition to primarily providing systems integration services.

            SALES AND MARKETING

            Sales and marketing expenses were $4,149,000, $6,249,000 and $9,045,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In connection with the Company's focus on systems integration services, a charge of approximately $202,000 was recorded in the third quarter of 1997 for severance and facility consolidation costs in the sales and marketing area. Despite this charge, sales and marketing expenses were lower than in previous years and are expected to decline further during 1998.

            GENERAL AND ADMINISTRATIVE

            General and administrative expenses were $2,463,000, $2,000,000 and $2,240,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 is primarily due to approximately $803,000 of facility and relocation charges recorded in the third quarter of 1997.
The Company expects general and administrative expense levels to decline further in 1998 as a result of previous cost-reduction measures implemented by the Company.

            INTEREST INCOME

            Interest income was $427,000, $859,000 and $1,335,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The decreases are primarily the result of a decrease in investments, which were used to fund operating activities during 1997.

            Liquidity and Capital Resources

            As of December 31, 1997, the Company had no significant capital spending or purchase commitments and had cash and investments totaling $5,336,000 and working capital of $5,132,000. For the years ended December 31, 1997, 1996 and 1995 the Company used $6,709,000, $8,376,000 and
$10,823,000, respectively of cash for operating activities. The amount of cash used in operating activities during 1997 and 1996 decreased as a result of cost-reduction efforts. These cost reductions will reduce the amount of cash that the Company anticipates will be required to fund operating activities in 1998. The cash provided from investing activities in 1997, 1996 and 1995 was primarily from investments that matured in those years. No significant financing activities occurred in 1997, 1996 or 1995.

            With the implementation of the cost-reduction measures during 1996 and 1997, the Company believes its existing capital resources will be sufficient to meet its cash requirements into 1999.

NEW ACCOUNTING STANDARDS

            In October 1997, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which must be adopted by the Company effective January 1, 1998. Management does not anticipate that the adoption of this SOP will have a significant impact on the Company's financial position or results of operations.

            Effective at year-end 1998, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. The Company believes that it will report its operations as a single segment under SFAS No. 131.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future. The Company derives a substantial part of its revenues from a small number of clients whom, after evaluating the Company's capabilities, decide whether to engage the Company to create business case evaluations, consult on change management practices and, in some cases, to design, implement and deploy their mobile computing systems.
A decision by any one of these clients to delay a mobile computing project may have a material adverse effect on the Company's business and results of operations.

            The Company has decided to focus its efforts in the near term on selling its system integration services to clients in a small number of vertical markets, such as field service. Although the Company believes that such specialization will increase its effectiveness, it also means that the Company's failure in any one of these areas will have a significant adverse impact on overall Company performance.

            In order for the Company's revenues from consulting and integration services to grow, the Company must continue to add more clients and larger projects to plan, design and implement mobile computing systems. The Company's inability to obtain clients for large-scale consulting and integration services or the Company's inability to leverage its consulting and integration services to obtain additional revenues from its software licenses and network support services could materially and adversely affect the growth of its business.

            Competition in the mobile computing industry is intense. Major software development companies, as well as computer, database and communication companies, are possible sources of future direct competition for the Company's products and services. Many of the Company's current and possible direct competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company.

            In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to the Company's inability to hire and retain qualified personnel, the risk that the Company may need to enhance products and services beyond what is currently planned, the levels of promotion and marketing required to promote the Company's products and services so as to attain a competitive position in the marketplace, or other risks and uncertainties identified in this Annual Report and the Company's other filings with the SEC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE.

The following Financial Statements, Supplemental Schedule and Independent Accountants Report thereon are included herein (page numbers refer to pages in this Report):

                                                                        Page
                                                                        ----
Report of Independent Accountants                                        16

Balance Sheets as of December 31, 1997 and 1996                          17

Statements of Operations for the years ended December 31, 1997,
 1996 and 1995                                                           18

Statements of Stockholders' Equity for the years ended
December 31, 1997, 1996 and 1995                                         19

Statements of Cash Flows for the years ended December 31,
1997, 1996 and 1995                                                      20

Notes to Financial Statements                                       21 - 27

Supplemental Schedule - Schedule II Valuation and Qualifying Accounts    28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Nominees" in Proposal No. 1, "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 1998 (Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is contained in the sections entitled "Director Compensation" in Proposal No. 1, "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement. Such information is incorporated herein by reference.

                                       PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

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

10.02 Registrant's 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998.

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

10.06 Form of Warrant as Issued to certain Stockholders of the Registrant.(1)

10.07*           Agreement by and between the Registrant and Motorola, Inc.
                 dated February 28, 1992 and Amendment Number One dated June 10, 1993.(1)

10.08 Technology License Agreement by and between the Registrant and E.F. Johnson Company dated November 16, 1990.(1)

10.09 Software License Agreement by and between the Registrant and E.F. Johnson Company dated July 24, 1990.(1)

10.10 Ramp Agreement (and related Software License Agreement, Demo/ Development Kit Loan Addendum, RacoNet Services Agreement and Mutual Non-Disclosure Agreement) by and between the Registrant and American Freightways dated May 1993.(1)

10.11 Lease Agreement by and between the Registrant and Southmark Prime Plus, L.P. dated February 17, 1992, for premises at 7401 Metro Boulevard, Edina, MN 55439.(1)

10.12 Lease Agreement by and between the Registrant and Hamilton Associates dated August 10, 1993, for premises at 6421 Cecilia Circle, Bloomington, MN 5439.(1)

10.13 Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers.(1)

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

10.29** Amendment to Amended Employment Agreement dated February 29, 1996 by and between the Registrant and Richard A. Cortese.(7)

10.30** Amended Employment Agreement dated February 29, 1996 by and between the Registrant and Michael A. Fabiaschi.(7)

10.31** Letter Agreement between the Registrant and Emmett Hume dated January 3, 1995.(7)

10.32** Amendments to Amended Employment Agreement by and between Registrant and Richard A. Cortese dated June 6, 1996 and September 24, 1996.(8)

10.33** Letter agreement by and between Registrant and Steve Swantek dated April 9, 1997.(9)

10.34** Letter agreement by and between Registrant and Isaac Shpantzer dated April 4, 1997.(9)

10.35** Letter agreement by and between Registrant and Norm Smith dated June 30, 1997.(9)

10.36** Letter agreement by and between Registrant and Norm Smith dated September 29, 1997.(10)

10.37** Letter agreement by and between Registrant and Vladi Kelman dated September 25, 1997.(10)

10.38** Letter agreement by and between Registrant and Dave Maenke dated September 25, 1997.(10)

10.39** Letter agreement by and between Registrant and Paul Edelhertz dated September 25, 1997.(10)

10.40 Sublease Agreement dated November 18, 1997, by and between Registrant and ATIO Corporation USA, Inc. for premises at 7301 Ohms Lane, Edina, MN 55439.

10.41 Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Michael A. Fabiaschi.

10.42 Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Steve Swantek.

10.43 Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Paul Edelhertz.

23.01            Consent of Coopers & Lybrand L.L.P.

27               Financial Data Schedule

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

(9) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference.

Item 14(b)       Reports on Form 8-K

                 No reports on Form 8-K were filed during the fourth quarter.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Racotek, Inc.:

We have audited the financial statements and financial statement schedule of Racotek, Inc. included on pages 17 to 28 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Racotek, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information required to be included therein.



                                       /s/ COOPERS & LYBRAND L.L.P.
                                       ----------------------------
                                       COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
January 12, 1998

                                 RACOTEK, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS
                                                       1997             1996
                                                     --------         --------
Current assets:

  Cash and cash equivalents                          $  3,103         $  2,956
  Short-term investments                                2,233            8,991
  Accounts receivable, net                                561            1,616
  Inventories                                               -              374
  Prepaid expenses and other current assets               195              294
                                                     --------         --------
      Total current assets                              6,092           14,231

  Property and equipment, net                             786            1,932
  Restricted cash                                         355              470

  Capitalized software development costs, net               -              121
  Other long-term assets                                    4              165
                                                     --------         --------
      Total assets                                   $  7,237         $ 16,919
                                                     --------         --------
                                                     --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                          6              656
  Accrued expenses                                        651              808
  Deferred revenue                                        303               74
                                                     --------         --------
      Total current liabilities                           960            1,538
                                                     --------         --------
Commitments (Note 3)

Stockholders' equity:
  Common stock, $0.01 par value, 35,000,000
   shares authorized, 24,998,558 and 24,740,293
      issued and outstanding at December 31,
      and 1996, respectively                              250              247
  Additional paid-in capital                           71,265           70,878
  Accumulated deficit                                 (65,088)         (55,744)
  Promissory note receivable from stockholder            (150)               -
                                                     --------         --------
      Total stockholders' equity                        6,277           15,381
                                                     --------         --------
      Total liabilities and stockholders' equity     $  7,237         $ 16,919
                                                     --------         --------
                                                     --------         --------

    The accompanying notes are an integral part of the financial statements.

                                   RACOTEK, INC.
                             STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   1997            1996           2995
                                              -----------     -----------     -----------
Net revenues:
   Services                                   $     4,744     $     4,977     $     2,790
   Products                                           876           1,906           3,298
                                              -----------     -----------     -----------
                                                    5,620           6,883           6,088
Cost and expenses:
   Cost of services                                 4,227           3,499           1,314
   Cost of products                                 1,266           2,027           3,001
   Research and development                         3,286           4,211           4,170
   Sales and marketing                              4,149           6,249           9,045
   General and administrative                       2,463           2,000           2,240
                                              -----------     -----------     -----------

Loss from operations                               (9,771)        (11,103)        (13,682)

Interest income                                       427             859           1,335
                                              -----------     -----------     -----------
Net loss                                      $    (9,344)    $   (10,244)    $   (12,347)
                                              -----------     -----------     -----------
                                              -----------     -----------     -----------
Net loss per share - basic and diluted        $     (0.37)    $     (0.42)    $     (0.52)
                                              -----------     -----------     -----------
                                              -----------     -----------     -----------
Weighted average common shares outstanding     24,931,750      24,372,464      23,764,673
                                              -----------     -----------     -----------
                                              -----------     -----------     -----------

    The accompanying notes are an integral part of the financial statements.

                                 RACOTEK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     COMMON STOCK
                                          ----------------------------------------
                                                                        ADDITIONAL                      PROMISSORY       TOTAL
                                                           $0.01 PAR     PAID-IN       ACCUMULATED         NOTE       STOCKHOLDERS'
                                            SHARES           VALUE       CAPITAL         DEFICIT        RECEIVABLE       EQUITY
                                          -----------------------------------------------------------------------------------------
Balances at December 31, 1994             23,414,260         $234        $69,532        $(33,153)        $   -          $ 36,613

Exercise of incentive stock options          501,423            5            479               -             -               484

Exercise of warrants                          12,872            -             25               -             -                25

Shares issued in exchange for
acquisition of technology                    114,891            1            602               -             -               603

NET LOSS                                           -            -              -         (12,347)            -           (12,347)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995             24,043,446          240         70,638         (45,500)            -            25,378

Exercise of incentive stock options          696,847            7            240               -             -               247

Net loss                                           -            -              -         (10,244)            -           (10,244)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996             24,740,293          247         70,878         (55,744)            -            15,381


Exercise of incentive stock options          258,265            2            241               -             -               243

Stock options issued to consultants                -            1            146               -             -               147

Net loss                                           -            -              -          (9,344)            -            (9,344)

Promissory note receivable                         -            -              -               -          (150)             (150)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997             24,998,558         $250        $71,265        $(65,088)        $(150)         $  6,277
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

                                  RACOTEK, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(IN THOUSANDS)

                                                              1997        1996          1995
                                                            -------     --------      --------
Cash flows from operating activities:
Net loss                                                    $(9,344)    $(10,244)     $(12,347)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             1,011          969           817
    Write-down of fixed assets                                  519
    Provision for bad debts                                     118          233           180
    Write-down of inventories                                   207        1,110           569
    Amortization of premiums (discounts) on                       8          (94)         (236)
    Stock issued for consulting services                        147            -             -
    Stock consideration (Note 5)                                  -            -           603
Changes in operating assets and liabilities:
    Accounts receivable                                         937         (195)         (477)
    Inventories                                                 167         (179)           31
    Prepaid expenses and other current assets                    99          224          (244)
    Current liabilities                                        (578)        (200)          281
                                                            -------     --------      --------
      Net cash used in operating activities                  (6,709)      (8,376)      (10,823)

Cash flows from investing activities:
    Purchase of investments                                  (2,250)     (18,712)      (15,685)
    Proceeds from maturity of investments                     9,000       25,512        27,889
    Purchase of property and equipment                         (105)        (313)         (693)
    Acquisition of assets (Note 4)                                -            -          (223)
    Other                                                         3           86           (49)
                                                            -------     --------      --------
      Net cash provided from investing activities             6,648        6,573        11,239

Cash flows from financing activities:

    Proceeds from exercises of options and warrants             243          247           509
    Changes in restricted cash                                  115          115           115
    Advance to stockholder                                     (150)           -             -
                                                            -------     --------      --------
      Net cash provided from financing activities               208          362           624

                                                            -------     --------      --------
Net increase (decrease) in cash and cash equivalents            147       (1,441)        1,040
Cash and cash equivalents, beginning of period                2,956        4,397         3,357
                                                            -------     --------      --------
Cash and cash equivalents, end of period                    $ 3,103     $  2,956      $  4,397
                                                            -------     --------      --------
                                                            -------     --------      --------




   The accompanying notes are an integral part of the financial statements.

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:
Racotek, Inc. provides solutions to clients throughout the United States, designed to enable clients to increase the productivity and value of their mobile workers by providing wireless system integration services including consulting services, wireless networking and application software and network management support.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to the allowances for inventory obsolescence and doubtful accounts as well as determinations concerning establishment of technological feasibility of software products and assessments of recoverability of capitalized software development costs.

CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid investments in money market funds or other investments with initial maturities of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as short-term or long-term investments based on their remaining maturities.

The Company's investments as of December 31, 1997 and 1996, are considered by management to be "held to maturity," and therefore are reported at their amortized cost. Amortization of premiums or discounts are included in results of operations.

REVENUE RECOGNITION:
Revenues from consulting services are recognized as the services are performed. Customer support revenues are recognized ratably over the term of the underlying support agreements.

Revenue from software sold under license agreements is recognized as revenue upon shipment if there are no post-delivery obligations, and if the terms of the agreement are such that the payment of the obligation is non-cancelable and non-refundable. Generally, other product revenue is recognized upon shipment.

In October 1997, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company is required to adopt effective January 1, 1998. Management does not anticipate that the adoption of this SOP will change the Company's revenue recognition practices or otherwise impact the Company's financial position or results of operations.

INVENTORIES:
Inventories were stated at the lower of cost or market, with cost determined using the first-in, first-out method.

RESEARCH AND DEVELOPMENT COSTS:
The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS


capitalized software development costs begins when the product is available for general release to customers and is computed on the basis of each product's projected revenues, but not less than on a straight-line basis over the remaining estimated economic life of the product of approximately five years.

There were no software development costs capitalized during 1997 or 1996. Software development costs capitalized during 1995 were $110. Amortization expense of $121, $120 and $123 relating to capitalized costs was recognized for the years ended December 31, 1997, 1996 and 1995, respectively.

All other research and development expenditures are charged to expense as incurred.

PROPERTY AND EQUIPMENT:
Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term (approximately five years). The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts and the resulting gain or loss is included in operations.

INCOME TAXES:
The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

STOCK-BASED COMPENSATION:
The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by Statements of Financial Accounting Standards (SFAS) No. 123. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

NET LOSS PER SHARE:
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the net loss per share computation as their effect is antidilutive. Common stock options could potentially dilute basic earnings per share in future periods if the Company generates net income.

BUSINESS SEGMENTS:
Effective at year-end 1998, the Company will adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. The Company believes that it will report its operations as a single segment under SFAS No. 131.

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS


2.  SELECTED BALANCE SHEET INFORMATION:

                                                          December 31,
                                                  ---------------------------
                                                    1997               1996
                                                  --------           --------
 Accounts Receivable, Net:
 Accounts receivable                              $   785            $ 1,956
 Less allowance for doubtful accounts                (224)              (340)
                                                  -------            -------
                                                  $   561            $ 1,616
                                                  -------            -------
                                                  -------            -------
 Inventories:
 Components                                       $     -            $    60
 Finished goods                                         -                314
                                                  -------            -------
                                                  $     -            $   374
                                                  -------            -------
                                                  -------            -------
 Property and Equipment, Net:
 Computer equipment                               $ 1,453            $ 3,064
 Furniture and equipment                              679                816
 Leasehold improvements                               106                213
                                                  -------            -------
                                                    2,238              4,093
 Less accumulated depreciation
   and amortization                                (1,452)            (2,161)
                                                  -------            -------
                                                  $   786            $ 1,932
                                                  -------            -------
                                                  -------            -------

In the third quarter of 1997, the Company wrote-off approximately $519 of property and equipment in connection with a reduction in the number of employees and the consolidation and closing of facilities.

 Accrued Expenses:
 Compensation and relocation                        $169               $236
 Vacation                                            120                186
 Deferred rent                                       101                141
 Accrued legal                                        55                 24
 Other                                               206                221
                                                    ----               ----
                                                    $651               $808
                                                    ----               ----
                                                    ----               ----

INVESTMENTS:
The Company's investments consisted of $2,233 and $8,991 of U.S. Government and agency debt securities as of December 31, 1997 and 1996, respectively, including unamortized discounts of $17 as of December 31, 1997, and premiums and discounts of $14 and $23 as of December 31, 1996, respectively. Investments held as of December 31, 1997, have various maturity dates through April 1998. As of December 31, 1997, the Company's investments had an aggregate fair market value, based on quoted market prices, of $2,243.

3.  LEASE COMMITMENTS:

The Company leases office facilities under terms of a noncancelable operating lease which expires in August 2000. This lease requires the Company to pay a pro rata share of the lessor's operating costs.

The lease requires the Company to maintain a restricted cash balance as collateral for the lessor which declines throughout the lease term. Total rent expense, including a pro rata share of the lessor's operating costs, were $767, $642 and $581, for the years ended December 31, 1997, 1996 and 1995, respectively.

In 1996 and 1997, the Company recorded accruals of $40 and $93, respectively, to recognize costs to be incurred under terms of a prior lease agreement for other premises in excess of estimated sublease income to be earned under terms of the sublease agreement for those premises.

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS


Future minimum lease payments under noncancelable operating leases are as follows:

         Year Ending December 31                    Operating Leases
         -----------------------                    ----------------
                  1998                                    $381
                  1999                                     289
                  2000                                     169

4.  ACQUISITION:

On December 27, 1995, the Company acquired certain assets, including certain technologies from Business Partners Solutions, Inc. in exchange for $362 cash and $603 of Racotek common stock (114,891 shares). The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the acquired assets based upon their relative fair values. The acquisition also resulted in a $742 charge to research and development expense in the fourth quarter of 1995.

5.  STOCKHOLDERS' EQUITY:

The Company's Stock Incentive and Option Plans (the Plans) provide for grants of stock options and stock awards. The number of common shares available for grant pursuant to the Plans were 621,753, 420,611 and 1,195,205 as of December 31, 1997, 1996 and 1995, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

The following table details option activity:

                                                                                      Weighted
                                                                   Price Per      Average Exercise
                                                  Options            Option            Price
                                                 ---------        ------------    ----------------
 Balances, December 31, 1994                     2,559,973        $0.05-12.625         $2.08

 Granted                                           873,803         3.125-7.625          3.79
 Exercised                                        (501,423)         0.05-4.63           0.11
 Canceled                                          (98,428)        0.20-12.625          5.26
 Balances, December 31, 1995                     2,833,925        $0.10-12.625         $2.08

 Granted                                         1,215,346         3.625-6.00           5.35
 Exercised                                        (696,847)         0.10-4.75           0.96
 Canceled                                         (440,752)        0.40-12.625          4.90
 Balances, December 31, 1996                     2,911,672        $0.10-12.625         $3.04

 Granted                                         2,078,572         1.50-4.3125          2.37
 Exercised                                        (255,265)         0.20-3.88           1.16
 Canceled                                       (1,284,714)        0.10-12.625          5.06
 Balances, December 31, 1997                     3,450,265        $0.20-12.625         $2.69

 Options exercisable at December 31, 1997        1,068,906        $0.20-12.625         $3.11


On October 20, 1997, the Company allowed employees to reprice outstanding stock options to the market value of the Company's stock as of October 20, 1997. In connection with the repricing of outstanding stock options, all repriced options started vesting on October 20, 1997, and will become exercisable over periods of up to four years from October 20, 1997. Eligible employees elected to reprice approximately 293,000 options, with original exercise prices ranging from $2.25 to $12.625, to $1.50. The Company's officers and directors elected not to reprice any of their options.

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS

5.  STOCKHOLDERS' EQUITY, CONTINUED:

STOCK-BASED COMPENSATION:
No compensation cost has been recognized for stock options granted to employees or directors under the 1989 Stock Option Plan, the 1993 Equity Incentive Plan or the 1993 Directors Option Plan (collectively referred to as "the Plans"). Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1997, 1996 and 1995, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                             (In thousands, except per share amounts)
                                         1997       1996       1995
                                      ---------   ---------  ---------
 Net loss               As reported   $ (9,344)   $(10,244)  $(12,347)
                        Pro forma      (10,508)    (11,180)   (12,632)
 Net loss per share -   As reported   $   (.37)   $   (.42)  $   (.52)
  basic and diluted     Pro forma         (.42)       (.46)      (.54)


The pro forma effect on the net loss for 1997, 1996 and 1995 is not fully representative of the pro forma affect on net earnings (loss) in future years because these years do not take into consideration pro forma compensation expense related to grants made prior to 1995. In addition, during 1997 the Company recognized $37 of pro forma compensation expense as a result of the option repricing described previously.

The aggregate fair value of options granted during 1997, 1996 and 1995, respectively, was $881, $1,671 and $1,602 for the 1993 Equity Incentive Plan and $193, $328 and $52 for the 1993 Directors Option Plan. The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

 Assumptions                       1997              1996             1995
-------------------------------------------------------------------------------
 Risk-free interest rates      5.27% - 6.77%     5.27% - 6.77%   5.46% - 7.75%
 Volatility                       35.789%             50%             50%
 Expected lives (months)            60                60               60
-------------------------------------------------------------------------------

The Company does not anticipate paying dividends in the near future.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                            Options Outstanding                  Options Exercisable
                                    -----------------------------------   ---------------------------------
                       Number          Weighted-                             Number
                    Outstanding at      Average             Weighted-     Exercisable at       Weighted-
     Range of        December 31,      Remaining       Average Exercise    December 31,    Average Exercise
  Exercise Prices        1997       Contractual Life         Price             1997              Price
-----------------------------------------------------------------------------------------------------------
$0.20  -   .55          267,350            47                $0.21           267,350             $0.21
 1.50  -  3.00        1,791,481            112                1.83            62,500              1.69
 3.125 -  4.6875        876,428            95                 3.78           418,117              3.60
 4.75  - 12.625         515,006            97                 5.13           320,939              5.18
-----------------------------------------------------------------------------------------------------------


PREFERRED STOCK:
The Company's certificate of incorporation authorizes issuance of up to 5,000,000 preferred shares with a par value of $0.01 and allows the Company's Board of Directors, without obtaining the stockholders' approval, to issue preferred stock. There were no preferred shares issued or outstanding as of December 31, 1997 or 1996.

WARRANTS:
In connection with notes payable issued to stockholders in 1991, warrants were issued for the purchase of 364,207 shares of Series C convertible preferred stock at $2.00 per share. These warrants were immediately exercisable and expired five years from the date of issuance. All unexercised warrants to

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS


purchase 231,618 shares of preferred stock were converted to warrants for the purchase of 231,618 shares of common stock when the Company completed its initial public offering in December 1993. The warrantholders exercised warrants for the purchase of 12,872 shares in 1995. There are no warrants outstanding as of December 31, 1997.

STOCKHOLDER RIGHTS PLAN:
On September 7, 1994, the Board of Directors adopted a Stockholder Rights Plan. Under this plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding as of September 28, 1994 (the "Record Date"). In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, except in certain circumstances. All Rights will expire on September 12, 2004, unless the Company extends the expiration date, redeems the Rights or exchanges the Rights for common stock.

The Rights are initially attached to the Company's Common Stock and will not trade separately. If a person or a group acquires 20 percent or more of the Company's common stock (an "Acquiring Person") or announces an intention to make a tender offer for 20 percent or more of the Company's common stock, then the Rights will be distributed (the "Distribution Date") and will thereafter trade separately from the common stock. Upon the Distribution Date, each Right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $25.00.

Upon a person or group becoming an Acquiring Person, holders of the Rights (other than the Acquiring Person) will have the right to acquire shares of the Company's common stock at a substantially discounted price in lieu of the preferred stock. Additionally, if, after the Distribution Date, the Company merges into or engages in certain other business combination transactions with an Acquiring Person or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of Rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

After a person or a group has become an Acquiring Person, the Company's Board of Directors may, at its option, require the exchange of outstanding Rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the Company's common stock per Right. The board also has the right to redeem outstanding Rights at any time prior to the Distribution Date (or later in certain circumstances) at a price of $0.005 per Right. The terms of the Rights, including the period to redeem the Rights, may be amended by the Company's Board of Directors in certain circumstances.

6.  INCOME TAXES:

As of December 31, 1997, the Company had generated net operating loss carryforwards of approximately $66,989 for tax reporting purposes that may be offset against future taxable income through 2012. In addition, the Company had approximately $447 of future deductible temporary differences as of December 31, 1997, relating primarily to allowances for bad debts, approximately $731 of research and development charges recognized immediately for financial reporting purposes (Note 4) that are amortizable over 15 years for tax reporting purposes, and approximately $537 of research and development tax credit carryovers available to reduce future income taxes. These credits expire from 2005 through 2012. The Company also had approximately $103 of future taxable temporary differences related primarily to accelerated depreciation for tax reporting purposes. Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 1997 and 1996.

Certain stock transactions, including sales of stock and granting of options and warrants to purchase stock, caused a change in the Company's ownership which, under the Internal Revenue Code, will limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

RACOTEK, INC.
NOTES TO FINANCIAL STATEMENTS

7.  EMPLOYEE SAVINGS PLAN:

The Company offers a 401(k) defined contribution benefit plan which covers employees who have attained 21 years of age and have been employed by the Company for at least three months. Participants may contribute up to 20% of their compensation in any plan year subject to an annual limitation. Employer contributions may be made at the discretion of the Company's Board of Directors. No Company contributions have been made to the Plan.


8.  MAJOR CUSTOMER AND EXPORT SALES:

A portion of the Company's revenues have been derived from major clients for the years ended December 31, 1997, 1996 and 1995 as follows:

                       1997        1996         1995
            -------------------------------------------
Customer 1              8%          11%          18%
Customer 2              7%           5%          15%
Customer 3              -            1%          12%

                                                         RACOTEK, INC.
                                                          SCHEDULE II
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                         (IN THOUSANDS)

                       COLUMN A                                  COLUMN B            COLUMN C         COLUMN D          COLUMN E
---------------------------------------------------------   ---------------------------------------------------------------------
                                                                BALANCE AT          ADDITIONS        DEDUCTIONS        BALANCE AT
                                                               BEGINNING OF         CHARGED TO          FROM             END OF
                      DESCRIPTION                                 PERIOD             EXPENSE          ALLOWANCE          PERIOD
---------------------------------------------------------   ---------------------------------------------------------------------
         Year ended December 31, 1997
Allowance for doubtful accounts (deducted
from accounts receivable).........................                 $340              $  118           $  (234)            $224

Inventory obsolescence reserve (deducted
from inventories).................................                  856                 207            (1,063)               0


        Year ended December 31, 1996
Allowance for doubtful accounts (deducted
from accounts receivable).........................                  197                 233              (90)              340

Inventory obsolescence reserve (deducted
from inventories).................................                  353               1,110             (607)              856


        Year ended December 31, 1995
Allowance for doubtful accounts (deducted
from accounts receivable).........................                  150                 180             (133)              197

Inventory obsolescence reserve (deducted
from inventories).................................                  389                 569             (605)              353



                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RACOTEK, INC.

Dated: March 19, 1998                    By   /s/ Michael A. Fabiaschi
                                           ------------------------------------
                                           Michael A. Fabiaschi,
                                           President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael A. Fabiaschi and, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                                   Date
----                               -----                                   ----
PRINCIPAL EXECUTIVE OFFICER:


/s/ Michael Fabiaschi              President and Chief                     March 19, 1998
----------------------------       Executive Officer and
Michael Fabiaschi                  Acting Chief Financial Officer


OTHER DIRECTORS:

/s/ Joseph B. Costello             Chairman of the Board                   March 19, 1998
----------------------------
Joseph B. Costello


/s/ Dixon R. Doll                  Director                                March 19, 1998
----------------------------
Dixon R. Doll


/s/ James L. Osborn                Director                                March 19, 1998
----------------------------
James L. Osborn


/s/ Norman D. Smith                Chief Operating Officer                 March 19, 1998
----------------------------
Norman D. Smith

ANNUAL MEETING
     The Racotek, Inc. annual stockholders' meeting will be held at the Marriott City Center, 30 South Seventh Street, Minneapolis, Minnesota, 55402, at 11:00 a.m. C.S.T. on Thursday, April 30, 1998.

SHAREHOLDER INFORMATION
     Racotek common stock trades on the Nasdaq National Market under the symbol RACO. Stockholders and prospective investors are welcome to call, write or fax Racotek with questions or requests for additional information. Copies of Racotek's Annual Report on Form 10-K for the year ended December 31, 1997, may be obtained without charge by directing inquiries to:

RACOTEK, INC.                      DIRECTORS                               CORPORATE OFFICERS
INVESTOR RELATIONS                 Joseph B. Costello                      Michael A. Fabiaschi
7301 OHMS LANE, SUITE 200          Chairman of the Board                   President, Chief
MINNEAPOLIS, MN  55439             Racotek, Inc.                           Executive Officer
TEL: 612-832-9800                                                          and Acting Chief
FAX: 612-832-9383                  Michael Fabiaschi                       Financial Officer
WEBSITE: http:\\www.racotek.com    President and Chief Executive Officer
                                   Racotek, Inc.                           Norman D. Smith
Norwest Bank Minnesota, N.A.                                               Executive Vice
Stock Transfer Department          Dixon R. Doll                           President and Chief
161 North Concord Exchange         Founder and Chairman                    Operating Officer
P.O. Box 738                       The DMW Group
South St. Paul, MN  55075-0738                                             Paul Edelhertz
Tel: 612-450-4101                  James L. Osborn                         Vice President of
Fax: 612-450-4078                  General Manager of                      Customer Solutions
                                   International iDEN Infrastructure
Independent Accountants            Division of Motorola's Land             Steve Swantek
Coopers & Lybrand L.L.P.           Mobile Products Sector                  Vice President of
Minneapolis, MN                    Division of Motorola's Land             Sales and Marketing
                                   Mobile Products Sector
Corporate Counsel                                                          Isaac Shpantzer
Cooley & Godward                   Norman D. Smith                         Fellow and Senior
Palo Alto, CA                      Executive Vice President and            Vice President of
                                   Chief Operating Officer                 Technology

                                   COMMITTEES OF THE BOARD                 Vladi Kelman
                                                                           Vice President
                                   AUDIT COMMITTEE                         of Product
                                   Joseph B. Costello                      Development
                                   James L. Osborn

                                   COMPENSATION COMMITTEE
                                   Joseph B. Costello
                                   Dixon R. Doll