Form 10-Q
period 1998-03-31
RACOTEK INC
filed 1998-05-15
CIK 883741

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
YES  X   NO
    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                     Outstanding at
                       Class                         March 31, 1998
                       -----                         --------------
            Common Stock, $0.01 par value              25,015,558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS REPORT CONSISTS OF 13 SEQUENTIALLY NUMBERED PAGES.

                                 RACOTEK, INC.

                                     INDEX

                        PART I -- Financial Information




                                                                        PAGE NO.
                                                                        --------
Item 1.   Financial Statements

            Statements of Operations for the
              Three Months Ended March 31, 1998, and 1997                   3

            Balance Sheets as of
              March 31, 1998, and December 31, 1997                         4

            Statements of Cash Flows for the
              Three Months Ended March 31, 1998, and 1997                   5

            Notes to Financial Statements                                   6


Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8

Item 3.     Not Applicable


                         PART II -- Other Information

Items
1-5.        Not applicable                                                 12

Item 6.     Exhibits and Reports on Form 8-K                               12

Signatures                                                                 13


                        PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                 RACOTEK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except per share data)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                           1998           1997
                                                          ------        -------
Net revenues:
  Services                                                $1,334         $1,550
  Products                                                    70            189
                                                          ------        -------
                                                           1,404          1,739


Cost and expenses:
  Cost of services                                           776          1,080
  Cost of products                                             6            179
  Research and development                                   432          1,025
  Sales and marketing                                        522          1,529
  General and administrative                                 240            478
                                                          ------        -------
Loss from operations                                        (572)        (2,552)
Interest income                                               76            127
                                                          ------        -------
Net loss                                                   ($496)       ($2,425)
                                                          ------        -------
                                                          ------        -------
Net loss per share- basic and diluted                     ($0.02)        ($0.10)
                                                          ------        -------
                                                          ------        -------
Weighted average shares outstanding                       25,001         24,863
                                                          ------        -------
                                                          ------        -------



             The accompanying financial statements are an integral
                       part of the financial statements.

                                 RACOTEK, INC.
                                 BALANCE SHEETS

(In thousands, except per share data)



                    ASSETS

                                                         MARCH 31,      DECEMBER 31,
                                                           1998             1997
                                                        -----------     ------------
                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                $2,343           $3,103
  Short-term investments                                    2,558            2,233
  Accounts receivable, net                                    522              561
  Prepaid expenses and other current assets                   197              195
                                                        -----------     ------------
          Total current assets                              5,620            6,092

Property and equipment, net                                   677              786
Restricted cash                                               355              355
Other long-term assets                                          3                4
                                                        -----------     ------------
          Total assets                                     $6,655           $7,237
                                                        -----------     ------------
                                                        -----------     ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                           $149               $6
  Accrued expenses                                            573              651
  Deferred revenue                                            124              303
                                                        -----------     ------------
          Total current liabilities                           846              960
                                                        -----------     ------------

Commitments

Stockholders' equity:
  Common stock, $0.01 par value, 35,000 shares
    authorized, 25,016 and 24,999 issued and
    outstanding at March 31, 1998 and December 31, 1997,
    respectively                                              250              250
  Additional paid-in capital                               71,293           71,265
  Accumulated deficit                                     (65,584)         (65,088)
  Promissory note receivable from stockholder                (150)            (150)
                                                        -----------     ------------
          Total stockholders' equity                        5,809            6,277
                                                        -----------     ------------
     Total liabilities and stockholders' equity            $6,655           $7,237
                                                        -----------     ------------
                                                        -----------     ------------


             The accompanying financial statements are an integral
                       part of the financial statements.

                                 RACOTEK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                             1998           1997
                                                            ------        -------
Cash flows from operating activities:
  Net loss                                                   ($496)       ($2,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                              118            237
    Provision for bad debts                                      -             30
    Amortization of premiums (discounts) on investments          2            (16)
    Stock issued for consulting services                         -             41
    Changes in operating assets and liabilities:
      Accounts receivable                                       39             87
      Inventories                                                -             31
      Prepaid expenses and other current assets                 (2)            25
      Current liabilities                                     (114)          (115)
                                                            ------        -------
         Net cash used in operating activities                (453)        (2,105)

Cash flows from investing activities:
  Purchase of investments                                   (1,927)        (1,000)
  Proceeds from maturity of investments                      1,600          4,000
  Purchase of equipment                                         (8)           (79)
                                                            ------        -------
         Net cash provided (used in) investing activities     (335)         2,921

Cash flows from financing activities:
  Proceeds from exercises of stock options                      28            231
                                                            ------        -------
         Net cash provided from financing activities            28            231
                                                            ------        -------
Net change in cash and cash equivalents                       (760)         1,047
Cash and cash equivalents, beginning of period               3,103          2,956
                                                            ------        -------
Cash and cash equivalents, end of period                    $2,343         $4,003
                                                            ------        -------
                                                            ------        -------


   The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

Note A.  Basis of Presentation:

The unaudited financial statements of Racotek, Inc. ("Racotek" or the "Company") as of March 31, 1998, and for the three month periods ended
March 31, 1998, and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position as of March 31, 1998, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.
The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1997, which were included in the Company's 1997 Annual Report on Form 10-K.

Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The adoption of SOP 97-2 has had no effect on the Company's revenue recognition practices or any impact on the Company's financial position or results of operations. In addition, the adoption of SOP 97-2 would have had no impact on previously reported results of operations for the three months ended March 31, 1997.

Note B.  Selected Balance Sheet Information (in thousands):


                                            March 31, 1998    December 31, 1997
                                            --------------    -----------------
                                             (Unaudited)
Accounts receivable, net:
  Accounts receivable                          $   755            $   785
  Less allowance for doubtful accounts            (233)              (224)
                                               -------            -------
                                               $   522            $   561
                                               -------            -------
                                               -------            -------

Property and equipment, net:
  Computer equipment                           $ 1,462            $ 1,453
  Furniture and equipment                          679                679
  Leasehold improvements                           106                106
                                               -------            -------
                                                 2,247              2,238

  Less accumulated depreciation and
    amortization                                (1,570)            (1,452)
                                               -------            -------
                                               $   677            $   786
                                               -------            -------
                                               -------            -------


Note C. Net Loss per Share:

Effecive December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings per Share," and has disclosed basic and diluted net loss per share for the quarters ended March 31, 1998 and 1997 in accordance with this standard.

The Company incurred a net loss for the first quarter of 1998 and 1997, and excluded common equivalent shares from the diluted loss per share computation, as their effect is anti-dilutive. If the Company generates earnings in future periods the impact of common equivalent shares may be dilutive. At March 31, 1998, the Company had 6,418,499 stock options outstanding, which may be dilutive in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Racotek, Inc. ("Racotek" or the "Company") provides solutions that enable its clients to deliver better service to their customers and improve the productivity of their workforce. Clients of the Company are generally large companies with significant numbers of employees engaged in field service. The Company provides its clients with enterprise customer management system integration services, including business case evaluation, system planning and design, software development, training, installation, change management and network management support.

     The Company is also developing a wireless data technology that, in concept, will enable high-speed data transmission over existing cellular infrastructures at rates not possible with existing systems, without requiring dedicated frequencies or diminishing the capacity or quality of voice transmissions. The Company refers to this technology as "NextNet" and received a United States patent registration for it in 1996. The Company has since received several foreign patent registrations for the NextNet technology.

     Historically, the Company derived a substantial amount of its revenue from sales of proprietary hardware and software that originally enabled data communication over specialized mobile radio ("SMR") technology and, eventually, most types of wireless networks. During 1996, the Company began a process to expand the services it could offer to its clients by becoming a systems integrator focused on wireless data communication and ceased production of its proprietary hardware. In 1997, the Company completed the exit from its SMR hardware operations, discontinuing support for SMR technologies, except on a time and materials basis, closing several facilities, disposing of assets no longer used in operations, hiring personnel with skills and experience in field service and enterprise customer management, and eliminating personnel with skills related to its previous operations. These actions reduced the Company's payroll from approximately 95 employees to approximately 40 employees and reduced the Company's operating costs significantly. Also, during the second half of 1997 and the first quarter of 1998, the Company broadened its sales focus from providing systems integration services for field service workers to providing such services for all aspects of its clients' enterprises that affect their customers. The Company continues to view field service as its primary target market and will still license its proprietary software to clients and develop custom software applications for use by its clients' field service employees. However, the Company expects to derive an increasing percentage of its revenues from integrating third party software and equipment for all aspects of its clients' enterprises, including call centers, help desks and dispatch.

     Although the Company has significantly reduced its operating costs and cash flows used in operations, the Company expects to continue to incur losses through 1998, as it attempts to grow its revenues by providing services in the area of enterprise customer management systems integration. There can be no assurance that these services will meet with market acceptance or that revenues from these services will be sufficient for the Company to obtain or sustain profitability. The Company does not expect to derive revenue from its NextNet technology during 1998.

RESULTS OF OPERATIONS

     NET REVENUES

     Revenues for the quarter ended March 31, 1998, were $1,404,000 as compared to $1,739,000 in the first quarter of 1997. Service revenues were $1,334,000 for the quarter ended March 31, 1998, as compared to $1,550,000 for the comparable period in 1997. Product revenues were $70,000 and $189,000 for the quarters ended March 31, 1998, and 1997, respectively. The overall decrease in revenues is directly related to the changes in the composition of the Company's revenues, as the Company has not yet replaced the revenues obtained from providing proprietary products and incidental services for those products with systems integration service revenues. The Company expects that service revenues will be an increasing percentage of its total revenues, and that product revenues will continue to decline. The Company derives a substantial percentage of its revenues from a small number of clients. The timing and amount of integration services performed for these clients can fluctuate, causing the Company's service revenues to vary. The Company expects this volatility to continue during 1998. As the Company increases its focus on enterprise customer management, product revenues, if any, will come from sourcing and reselling third party equipment to the Company's integration service clients.

     COST OF REVENUES

     The Company's total cost of revenues for the quarter ended March 31, 1998, were $782,000, compared to $1,259,000 in the first quarter of 1997. Cost of service revenues were $776,000 for the first quarter of 1998,
compared to $1,080,000 for the first quarter of 1997.   Service gross margins
for the quarter ended March 31, 1998, were $558,000 or 42%, compared to $470,000 or 30% for the first quarter of 1997. The increase in service gross margins resulted primarily from the cost reduction measures taken in 1997. The Company expects that gross margin percentages for the remainder of 1998 will be similar to those realized in the first quarter. Cost of product revenues were $6,000 and $179,000 for the quarters ended March 31, 1998, and 1997, respectively. The decrease from 1997 to 1998 is primarily due to ending the production and distribution of SMR hardware in the third quarter of 1997. Cost of product revenues will continue to be significantly lower during 1998 as compared to 1997, as the Company focuses on deriving revenues from enterprise customer management systems integration services.

     RESEARCH AND DEVELOPMENT

     Research and development expenses were $432,000 and $1,025,000 for the quarters ended March 31, 1998, and 1997, respectively. The Company is now focused on systems integration services instead of product sales, and the reduction in research and development expenses in the first quarter is due to the reduction of research and development activities subsequent to the third quarter of 1997. Research and development costs associated with NextNet were $341,000 during the first quarter of 1998. Research and development costs associated with NextNet were not significant in the first quarter of 1997. Research and development expenses are expected to show similar amounts of decline on a comparable quarter basis for the second and third quarters.

     SALES AND MARKETING

     Sales and marketing expenses were $522,000 and $1,529,000 for the quarters ended March 31, 1998, and 1997, respectively. The decrease in these costs resulted primarily from the cost reduction measures taken in the third and fourth quarters of 1997. Sales and marketing expenses are expected to increase gradually during 1998 over the amounts recorded in the first quarter, as the Company incurs costs to market enterprise customer management systems integration services.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $240,000 and $478,000 for the quarters ended March 31, 1998, and 1997, respectively. The decrease in these costs resulted primarily from the cost reduction measures implemented by the Company in 1997. The Company expects quarterly general and administrative costs to remain fairly constant for the remainder of 1998.

     INTEREST INCOME

     Interest income was $76,000 and $127,000 for the quarters ended March 31, 1998, and 1997, respectively. The decrease is primarily the result of a decrease in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had no significant capital spending or purchase commitments and had cash, cash equivalents, and investments totaling $4,901,000 and working capital of $4,774,000. The Company believes it has sufficient capital resources to fund its enterprise customer management systems integration operations into 1999, but is seeking strategic partners to help fund the development of its NextNet technology. For the three months ended March 31, 1998, the Company used $453,000 of cash in its operating activities, compared to $2,105,000 of cash used in operations for the three months ended March 31, 1997. The amount of cash used in operating activities decreased primarily due to cost reduction measures implemented in 1997.
The impact of the 1997 cost reduction measures on the Company's use of cash are expected to continue throughout 1998. During the three months ended
March 31, 1998, the Company used $335,000 of cash in investing activities, primarily for the purchase of investments, net of proceeds from investments that matured during the quarter. No significant financing activities occurred during the three months ended March 31, 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in any other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the ability of the Company to obtain large-scale consulting services contracts, the Company's ability to use these consulting services to obtain additional support services revenues, the ability of the Company to hire and retain qualified personnel, the levels of promotion and marketing required to promote the Company's services, the ability of the Company to develop and market NextNet, its developmental technology for high speed wireless data communication, the ability of the Company to successfully obtain the funding necessary for the development of NextNet and other factors identified in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on April 30, 1998. The shareholders considered two proposals. The first proposal considered at the meeting were to elect five directors of the Company, each to hold office until the next Annual Meeting of the Stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. The following persons were nominated for election as directors:
Joseph B. Costello, Dixon R. Doll, Michael A. Fabiaschi, James L. Osborn, and Norman D. Smith. All five of the nominated directors were elected. Votes cast in favor and against the nominees were, respectively: Mr. Costello, 22,494,571 and 229,763; Mr. Doll, 22,477,571 and 246,763; Mr. Fabiaschi, 21,491,771 and
1,232,563; Mr. Osborn, 22,478,271 and 246,063; and Mr. Smith, 22,494,171 and
230,163. Prior to the Annual Meeting, Mr. Smith had resigned from the Board. The second proposal was to ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the Company for the current fiscal year. This proposal passed, with 21,927,489 votes cast in favor, 23,395 votes cast against, 51,450 votes abstaining, and 722,000 broker non-votes.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RACOTEK, INC.

                                       By:  Michael A. Fabiaschi
                                            -----------------------------------
                                            Michael A. Fabiaschi
                                            President, Chief Executive Officer
                                            and Acting Chief  Financial Officer


                                       Dated:  May 15, 1998