Form 10-Q
period 1998-06-30
RACOTEK INC
filed 1998-08-14
CIK 883741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(MARK ONE)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                   OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
YES  X           NO
    ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                         Class                         June 30, 1998
                         -----                        --------------
               Common Stock, $0.01 par value             25,079,858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS REPORT CONSISTS OF 14 SEQUENTIALLY NUMBERED PAGES.

                                   RACOTEK, INC.

                                       INDEX

                          PART I -- Financial Information

                                                                           Page No.
                                                                           --------
Item 1.   Financial Statements

            Statements of Operations for the
              Three and Six Months Ended June 30, 1998, and 1997               3

            Balance Sheets as of
              June 30, 1998, and December 31, 1997                             4

            Statements of Cash Flows for the
              Six Months Ended June 30, 1998, and 1997                         5

            Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

Item 3.   Not Applicable

                            PART II -- Other Information

Items
1-5.      Not applicable                                                      13

Item 6.   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    14

                        PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 RACOTEK, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                   -------------------      -------------------
                                                    1998         1997        1998         1997
                                                   ------       ------      ------       ------
NET REVENUES:
  SERVICES                                         $1,385       $1,070      $2,719       $2,620
  PRODUCTS                                             25          372          95          561
                                                   ------       ------      ------       ------
                                                    1,410        1,442       2,814        3,181
COST AND EXPENSES:
  COST OF SERVICES                                    686        1,147       1,462        2,227
  COST OF PRODUCTS                                     10          432          16          611
  RESEARCH AND DEVELOPMENT                            473          964         905        1,989
  SALES AND MARKETING                                 535        1,145       1,057        2,674
  GENERAL AND ADMINISTRATIVE                          251          423         491          901
                                                   ------       ------      ------       ------

LOSS FROM OPERATIONS                                 (545)      (2,669)     (1,117)      (5,221)

INTEREST INCOME                                        56          107         132          234
                                                   ------       ------      ------       ------

NET LOSS                                            ($489)     ($2,562)      ($985)     ($4,987)
                                                   ------       ------      ------       ------
                                                   ------       ------      ------       ------

NET LOSS PER SHARE - BASIC AND DILUTED             ($0.02)      ($0.10)     ($0.04)      ($0.20)
                                                   ------       ------      ------       ------
                                                   ------       ------      ------       ------

WEIGHTED AVERAGE SHARES OUTSTANDING                25,048       24,923      25,025       24,894
                                                   ------       ------      ------       ------
                                                   ------       ------      ------       ------


      The accompanying notes are an integral part of the financial statements.

                                RACOTEK, INC.
                               BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

                                                      JUNE 30,   DECEMBER 31,
                                                        1998         1997
                                                    -----------  ------------
                                                    (UNAUDITED)
                    ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                           $  3,145     $ 3,103
  SHORT-TERM INVESTMENTS                                 1,002       2,233
  ACCOUNTS RECEIVABLE, NET                                 678         561
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                110         195
                                                      --------     -------
         TOTAL CURRENT ASSETS                            4,935       6,092

PROPERTY AND EQUIPMENT, NET                                578         786
RESTRICTED CASH                                            355         355
OTHER LONG-TERM ASSETS                                      27           4
                                                      --------     -------

           TOTAL ASSETS                               $  5,895     $ 7,237
                                                      --------     -------
                                                      --------     -------

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  ACCOUNTS PAYABLE                                    $     81     $     6
  ACCRUED EXPENSES                                         387         651
  DEFERRED REVENUE                                           1         303
                                                      --------     -------
         TOTAL CURRENT LIABILITIES                         469         960
                                                      --------     -------

COMMITMENTS

STOCKHOLDERS' EQUITY :
  COMMON STOCK, $0.01 PAR VALUE, 35,000 SHARES
    AUTHORIZED,  25,080 AND 24,999 SHARES ISSUED
    AND OUTSTANDING AT JUNE 30, 1998, AND
    DECEMBER 31, 1997, RESPECTIVELY                        251         250
  ADDITIONAL PAID-IN CAPITAL                            71,398      71,265
  ACCUMULATED DEFICIT                                  (66,073)    (65,088)
  PROMISSORY NOTE RECEIVABLE FROM STOCKHOLDER             (150)       (150)
                                                      --------     -------

         TOTAL STOCKHOLDERS' EQUITY                      5,426       6,277
                                                      --------     -------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  5,895     $ 7,237
                                                      --------     -------
                                                      --------     -------

      The accompanying notes are an integral part of the financial statements.

                                RACOTEK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(IN THOUSANDS)                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                                     -----------------
                                                     1998         1997
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                          ($985)     ($4,987)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                     245          488
    PROVISION FOR BAD DEBTS                             -           60
    AMORTIZATION OF DISCOUNTS ON INVESTMENTS           (7)         (12)
    STOCK ISSUED FOR CONSULTING SERVICES                -           65
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                              (117)         614
    INVENTORIES                                         -          121
    PREPAID EXPENSES AND OTHER CURRENT ASSETS          85          138
    CURRENT LIABILITIES                              (491)        (202)
                                                  -------      -------
  NET CASH USED IN OPERATING ACTIVITIES            (1,270)      (3,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF INVESTMENTS                        (2,327)      (1,000)
    PROCEEDS FROM MATURITY OF INVESTMENTS           3,565        6,000
    PURCHASE OF EQUIPMENT                             (37)        (102)
    OTHER                                             (23)         (25)
                                                  -------      -------
  NET CASH PROVIDED FROM INVESTING ACTIVITIES       1,178        4,873

CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM EXERCISES OF STOCK OPTIONS          134          230
                                                  -------      -------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES         134          230

                                                  -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                42        1,388
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,103        2,956
                                                  -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $3,145       $4,344
                                                  -------      -------
                                                  -------      -------


   The accompanying notes are an integral part of the financial statements.

                           NOTES TO FINANCIAL STATEMENTS

Note A.  Basis of Presentation:

The unaudited financial statements of Racotek, Inc. ("Racotek" or the "Company") as of June 30, 1998, and for the three and six month periods ended June 30, 1998, and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position as of June 30, 1998, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.
The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1997, which were included in the Company's 1997 Annual Report to Shareholders on Form 10-K.

Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The adoption of SOP 97-2 has had no effect on the Company's revenue recognition practices or any impact on the Company's financial position or results of operations.

Note B.  Selected Balance Sheet Information (in thousands):

                                              June 30, 1998    December 31, 1997
                                              -------------    -----------------
                                               (Unaudited)
Accounts receivable, net:
     Accounts receivable                          $   900          $   785
     Less allowance for doubtful accounts            (222)            (224)
                                                  -------          -------
                                                  $   678          $   561
                                                  -------          -------
                                                  -------          -------

Property and equipment, net:
     Computer equipment                           $ 1,482          $ 1,453
     Furniture and equipment                          679              679
     Leasehold improvements                           106              106
                                                  -------          -------
                                                    2,267            2,238
     Less accumulated depreciation and
          Amortization                             (1,689)          (1,452)
                                                  -------          -------
                                                  $   578          $   786
                                                  -------          -------
                                                  -------          -------

Note C. Net Loss per Share:

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has disclosed basic and diluted net loss per share for the three and six month periods ended June 30, 1998, and 1997 in accordance with this standard. The Company incurred net losses for these periods in 1998 and 1997, and excluded common equivalent shares from the diluted loss per share computation, as their effect is anti-dilutive. If the Company generates earnings in future periods the impact of common equivalent shares may be dilutive. At June 30, 1998, the Company had 5,145,125 stock options outstanding, which may be dilutive in future periods.

Note D. Subsequent Events:

On July 21, 1998, the Company signed a definitive agreement to acquire The QuickSilver Group, Inc. (QuickSilver). Under the terms of the agreement, the Company will pay approximately $500,000 in cash and issue $2,159,000 in promissory notes payable, and 2,304,000 shares of its common stock in exchange for all of the outstanding shares of QuickSilver capital stock. In addition, the Company will grant approximately 903,000 stock options and a stock purchase warrant to purchase approximately 457,000 shares of the Company's common stock in exchange for outstanding QuickSilver stock options and warrants, respectively. The acquisition, which is subject to QuickSilver shareholder approval, will be accounted for as a purchase.

On August 7, 1998, the Company signed a non-binding letter of intent to acquire Logical Information Systems, Inc. (LIS), a provider of technology services focused on customer management based in Dallas, Texas, for 885,581 shares of Company common stock and $420,000 in promissory notes payable. The acquisition, which is subject to due diligence and the execution of a definitive agreement, may be terminated by either party without cause prior to execution of the definitive agreement. The Company intends to account for the acquisition of LIS as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Racotek, Inc. ("Racotek" or the "Company") provides systems integration solutions that enable its clients to deliver better service to their customers and improve the productivity of their clients' workforce. Historically focused on large companies with significant numbers of employees engaged in field service, the Company is expanding its capabilities to include all aspects of customer management systems integration. The Company's services include business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and on-going support.

     The Company is also developing a wireless data technology that, in concept, will enable high-speed data transmission over existing cellular infrastructures at rates not possible with existing systems, without requiring dedicated frequencies or diminishing the capacity or quality of voice transmissions. The Company refers to this technology as "NextNet" and received a United States patent registration for it in 1996. The Company has since received several foreign patent registrations for the NextNet technology. The Company is negotiating with third-party investors to develop the NextNet technology in an entity that will be owned jointly by Racotek and the third parties. In the planned transaction, Racotek will contribute the intellectual property underlying the NextNet technology to the entity and the independent third parties will contribute funding to develop the technology.
It is currently contemplated that Racotek would not own a majority of this entity following the investment by third parties. No assurance can be given that the successful financing of this entity will occur.

     The origin of the Company was in selling proprietary hardware and software that enabled data communication over wireless technology, such as specialized mobile radio ("SMR") and cellular. During 1996, the Company began a process to expand the services it could offer to its clients by becoming a systems integrator focused on wireless data communication and ceased production of its proprietary hardware.

     In 1997, the Company completed its exit from its SMR hardware operations, discontinued support for SMR technologies, except on a time and materials basis, closed several facilities, disposed of assets no longer used in operations, hired personnel with skills and experience in field service and enterprise customer management (ECM), and eliminated personnel with skills related to its previous operations. These actions reduced the Company's workforce from approximately 95 employees to approximately 40 employees, and reduced the Company's operating costs significantly.

     Also, during the second half of 1997 and the first quarter of 1998, the Company broadened its sales focus from providing systems integration services for field service workers to providing such services for all aspects of its clients' enterprises that affect their customers. On July 21, 1998, the Company continued its growth into the area of ECM systems integration by signing a definitive agreement to acquire The QuickSilver Group, Inc. (QuickSilver), a Cupertino, California based customer management systems integrator specializing in the implementation of customer management software packages and Internet-based commerce. The acquisition is subject to customary conditions to closing, including QuickSilver shareholder approval, and is expected to close during the third quarter. Due to the Company's broadened focus and the expected acquisition of QuickSilver, the Company expects to derive an increasing percentage of its revenues from integrating third party software and equipment for all aspects of its clients' enterprises, including call centers, help desks and dispatch, and from implementing Internet-based commerce solutions.

      Although the Company has significantly reduced its operating costs and cash flows used in operations, the Company expects to continue to incur losses during 1998, as it attempts to grow its revenues by providing services in the area of ECM systems integration. There can be no assurance that these services will meet with market acceptance or that revenues from these services will be sufficient for the Company to obtain or sustain profitability. The Company does not expect to derive income or cash flows from its NextNet technology during 1998 or 1999.

     YEAR 2000      The Company has conducted a limited review of
its internal computer systems and legacy proprietary hardware and software products that could be affected by the "Year 2000" issue. Based on this limited review, technology changes for potential Year 2000 issues are not currently expected to have a material impact on the Company's operations. The Company expects to complete the review of its internal systems and products by the first quarter of 1999. By the close of fiscal 1998, the Company will institute a program to contact material vendors and customers to determine the impact of Year 2000 issues on their products and businesses, respectively. However, if the Company's present and future efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address the Year 2000 issue, the Company's business, financial condition and results of operations may be adversely affected.


RESULTS OF OPERATIONS

     NET REVENUES
     Revenues for the quarter ended June 30, 1998, were $1,410,000, as compared to $1,442,000 in the second quarter of 1997. Revenues for the six months ended June 30, 1998, were $2,814,000, as compared to $3,181,000 for the comparable period in 1997. The decreases in revenues in the three and six month periods are directly related to the changes in the composition of the Company's revenues, as the Company has not yet replaced the revenues obtained from providing proprietary products and incidental services for those products with revenues from systems integration services. Service revenues were $1,385,000 for the quarter ended June 30, 1998, as compared to $1,070,000 for the second quarter of 1997. For the six months ended June 30, 1998, service revenues were $2,719,000, as compared to $2,620,000 for the comparable period in 1997.

     Product revenues were $25,000 and $372,000 for the quarters ended June 30, 1998, and 1997, respectively. For the six months ended June 30, 1998, product revenues were $95,000, as compared to $561,000 for the comparable period in 1997.

     Since the Company is now focused on ECM systems integration, service revenues are expected to be an increasing percentage of its total revenues, and product revenues are expected to continue to decline. All of QuickSilver's revenue is derived from services.

     A substantial percentage of the Company's revenues are derived from a small number of clients. The timing and amount of integration services performed for these clients can fluctuate, causing the Company's service revenues to vary. The Company anticipates that this volatility will continue during the third quarter.

     COST OF REVENUES
     The Company's total cost of revenues for the quarter ended June 30, 1998, was $696,000, compared to $1,579,000 in the second quarter of 1997. For the six months ended June 30, 1998, cost of revenues was $1,478,000, compared to $2,838,000 for the comparable period in 1997.

     The cost of service revenues was $686,000 for the second quarter of
1998, compared to $1,147,000 for the second quarter of 1997.   Service gross
margins for the quarter ended June 30, 1998, were $699,000 or 50%, compared to ($77,000) or (7%) for the second quarter of 1997. For the six months ended June 30, 1998, cost of service revenues were $1,462,000, as compared to $2,227,000 for the comparable period in 1997. Service gross margins for the six months ended June 30, 1998, were $1,257,000 or 46%, compared to $393,000 or 15% for the same period in 1997.

     The increase in service gross margins during the three and six month periods ended June 30, 1998, resulted primarily from cost reduction measures taken in 1997. Excluding the potential impact of the QuickSilver acquisition, if completed, the Company expects that gross margin percentages for services for the remainder of 1998 will be similar to those realized in the first and second quarters.

     Cost of product revenues were $10,000 and $432,000 for the quarters ended June 30, 1998, and 1997, respectively. For the six months ended June 30, 1998, cost of product revenues were $16,000, as compared to $611,000 for the comparable period in 1997. The decrease in costs of product revenues from 1997 to 1998 is primarily due to ending the production and distribution of SMR hardware in the third quarter of 1997, and increasing the emphasis on sales of ECM systems integration services rather than the Company's software products. Cost of product revenues will continue to be significantly lower during 1998 as compared to 1997.

     RESEARCH AND DEVELOPMENT
     Research and development expenses were $473,000 and $964,000 for the quarters ended June 30, 1998, and 1997, respectively. For the six months ended June 30, 1998, research and development expenses were $905,000, compared to $1,989,000 for the six months ended June 30, 1997. The Company is now focused on ECM systems integration services instead of product sales, and the reduction in research and development expenses in the first and second quarters is due to the reduction of research and development activities related to such products, subsequent to the third quarter of 1997. Research and development costs associated with NextNet were $399,000 during the second quarter of 1998 and $740,000 for the six months ended June 30, 1998. Research and development costs associated with NextNet were not significant in the first or second quarters of 1997. During the third quarter of 1998, research and development expenses are expected to show similar declines on a year-to-year basis. The Company's research and development expenses will significantly decrease if the NextNet technology and related development activities are transferred to an independent entity that will be jointly owned by Racotek and third parties. The acquisition of QuickSilver, if completed, should not materially affect the Company's spending for research and development.

     SALES AND MARKETING
     Sales and marketing expenses were $535,000 and $1,145,000 for the quarters ended June 30, 1998, and 1997, respectively. For the six months ended June 30, 1998, sales and marketing expenses were $1,057,000, compared to $2,674,000 for the comparable period in 1997. The decreases in these costs resulted primarily from the cost reduction measures taken in the third and fourth quarters of 1997. The Company expects sales and marketing expenses to increase during the third quarter, due to the expected acquisition of QuickSilver and the increased emphasis on marketing ECM systems integration and Internet-based commerce services.

     GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $251,000 and $423,000 for the
quarters ended June 30, 1998, and 1997, respectively.   For the six months ended
June 30, 1998, general and administrative expenses were $491,000, compared to $901,000 for the comparable period in 1997. The decreases in these costs resulted primarily from the cost reduction measures implemented by the Company in 1997. General and administrative expenses are expected to increase subsequent to the expected acquisition of QuickSilver.

     INTEREST INCOME
     Interest income was $56,000 and $107,000 for the quarters ended June 30, 1998, and 1997, respectively. For the six months ended June 30, 1998, interest income was $132,000, compared to $234,000 for the comparable period in 1997. The decrease in interest income is primarily the result of a decrease in the amount of the Company's holdings of cash and cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had no significant capital spending or purchase commitments, with the exception of the previously mentioned expected acquisitions of QuickSilver and LIS. As of June 30, 1998, the Company had cash, cash equivalents, and investments totaling $4,147,000 and working capital of $4,466,000. The Company believes it has sufficient capital resources to fund its ECM systems integration operations into 1999, and is seeking strategic partners to help fund the development of its NextNet technology. For the six months ended June 30, 1998, the Company used $1,270,000 of cash in its operating activities, compared to $3,715,000 of cash used in operations for the six months ended June 30, 1997. The amount of cash used in operating activities decreased primarily due to cost reduction measures implemented in 1997. The impact of the 1997 cost reduction measures on the Company's use of cash are expected to continue throughout 1998. During the six months ended June 30, 1998, the Company had $1,178,000 of cash provided from investing activities, primarily from the maturity of investments, net of purchases of investments during the quarter. No significant financing activities occurred during the six months ended June 30, 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in any other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the risk that the acquisition of QuickSilver does not close, the ability of the Company to successfully integrate the two companies, the ability of the Company to obtain large-scale consulting services contracts, the Company's ability to use these consulting services to obtain additional support services revenues, the ability of the Company to hire and retain qualified personnel, the levels of promotion and marketing required to promote the Company's services, the ability of the Company to develop and market NextNet, its developmental technology for high speed wireless data communication, the ability of the Company to successfully obtain a partner to fund the development of NextNet, and other factors identified in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RACOTEK, INC.

                                        By:  Michael A. Fabiaschi
                                             -------------------------
                                             Michael A. Fabiaschi
                                             President, Chief Executive Officer
                                             and Acting Chief  Financial Officer


                                        Dated: August 14, 1998