Form 10-Q
period 1998-09-30
ZAMBA CORP
filed 1998-11-17
CIK 883741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-22718

                                ZAMBA CORPORATION
             (Exact name of Registrant as specified in its charter)

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
YES         X              NO
         --------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
                      Class                             November 2, 1998
                      -----                             ------------------
         Common Stock, $0.01 par value                  27,420,837

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS REPORT CONSISTS OF 16 SEQUENTIALLY NUMBERED PAGES.

                                ZAMBA CORPORATION

                                      INDEX

                         PART I -- Financial Information

Item 1.       Financial Statements                                                     PAGE NO.
                  Consolidated Statements of Operations for the
                           Three and Nine Months Ended September 30, 1998, and 1997          3

                  Consolidated Balance Sheets as of
                           September 30, 1998, and December 31, 1997                         4

                  Consolidated Statements of Cash Flows for the
                           Nine Months Ended September 30, 1998, and 1997                    5

                  Notes to Consolidated Financial Statements                                 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          9

Item 3.       Not Applicable

                          PART II -- Other Information

Items
1-6.          Not applicable                                                                15

Signatures                                                                                  16



                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                ZAMBA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                           -------------------------------   ---------------------------
                                                1998            1997             1998          1997
                                           ---------------  --------------   -------------  ------------
NET REVENUES:
    SERVICES                                       $1,383            $883          $4,102        $3,503
    PRODUCTS                                          250             153             345           714
                                           ---------------  --------------   -------------  ------------
                                                    1,633           1,036           4,447         4,217
COSTS AND EXPENSES:
    PROJECT COSTS                                     918           1,261           2,381         3,488
    PRODUCT COSTS                                       4             588              20         1,199
    RESEARCH AND DEVELOPMENT                          258             889           1,163         2,878
    SALES AND MARKETING                               436             942           1,493         3,616
    GENERAL AND ADMINISTRATIVE                        344           1,310             834         2,211
                                           ---------------  --------------   -------------  ------------

LOSS FROM OPERATIONS                                (327)         (3,954)         (1,444)       (9,175)

INTEREST INCOME                                        69             120             201           354
                                           ---------------  --------------   -------------  ------------

NET LOSS                                           ($258)        ($3,834)        ($1,243)      ($8,821)
                                           ===============  ==============   =============  ============

NET LOSS PER SHARE - BASIC AND DILUTED            ($0.01)         ($0.15)         ($0.05)       ($0.35)
                                           ===============  ==============   =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                25,315          24,932          25,122        24,912
                                           ===============  ==============   =============  ============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                ZAMBA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1998                 1997
                                                        ------------------   ------------------
                                                           (UNAUDITED)
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                      $2,702               $3,103
    SHORT-TERM INVESTMENTS                                              -                2,233
    ACCOUNTS RECEIVABLE, NET                                        2,120                  561
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                         752                  195
                                                        ------------------   ------------------
                   TOTAL CURRENT ASSETS                             5,574                6,092

PROPERTY AND EQUIPMENT, NET                                           879                  786
RESTRICTED CASH                                                       200                  355
INTANGIBLE ASSETS                                                   7,958                    -
OTHER LONG-TERM ASSETS                                                 77                    4
                                                        ------------------   ------------------
                   TOTAL ASSETS                                   $14,688               $7,237
                                                        ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    LONG-TERM DEBT, CURRENT PORTION                               $   120               $    -
    ACCOUNTS PAYABLE                                                  677                    6
    ACCRUED EXPENSES                                                1,354                  651
    DEFERRED REVENUE                                                  200                  303
                                                        ------------------   ------------------
                   TOTAL CURRENT LIABILITIES                        2,351                  960
                                                        ------------------   ------------------

LONG-TERM DEBT                                                      2,218                    -
                                                        ------------------   ------------------

COMMITMENTS

STOCKHOLDERS' EQUITY :
    COMMON STOCK, $0.01 PAR VALUE, 35,000 SHARES
      AUTHORIZED,  27,421 AND 24,999 ISSUED AND
      OUTSTANDING AT SEPTEMBER 30, 1998, AND
      DECEMBER 31, 1997, RESPECTIVELY                                 274                  250
    ADDITIONAL PAID-IN CAPITAL                                     76,176               71,265
    ACCUMULATED DEFICIT                                           (66,331)             (65,088)
    PROMISSORY NOTE RECEIVABLE FROM STOCKHOLDER                         -                 (150)
                                                        ------------------   ------------------

                   TOTAL STOCKHOLDERS' EQUITY                      10,119                6,277
                                                        ------------------   ------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $14,688               $7,237
                                                        ==================   ==================

                The accompanying notes are an integral part of the
                      consolidated financial statements.

                                ZAMBA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                           --------------------------------
                                                               1998              1997
                                                           ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                                     ($1,243)        ($8,821)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                 363             899
       LOSS ON DISPOSAL OF FIXED ASSETS                               48             519
       FORGIVENESS OF PROMISSORY NOTE RECEIVABLE
         FROM SHAREHOLDER                                            150               -
       PROVISION FOR BAD DEBTS                                        13              90
       WRITE-DOWN OF INVENTORIES                                       -             207
       AMORTIZATION OF DISCOUNTS ON INVESTMENTS                      (17)             (9)
       STOCK ISSUED FOR CONSULTING SERVICES                            -              80
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                            22             637
       INVENTORIES                                                     -             167
       PREPAID EXPENSES AND OTHER CURRENT ASSETS                     168             199
       CURRENT LIABILITIES                                          (533)            336
                                                                 -------         -------
    NET CASH USED IN OPERATING ACTIVITIES                         (1,029)         (5,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
       PURCHASE OF INVESTMENTS                                    (2,327)          (1000)
       PROCEEDS FROM MATURITY OF INVESTMENTS                       4,577           7,000
       PURCHASE OF EQUIPMENT                                         (56)           (102)
       PROCEEDS FROM SALE OF FIXED ASSETS                             50               -
       ACQUISITION, NET OF CASH ACQUIRED                          (1,888)              -
       OTHER                                                         (18)            (48)
                                                                 -------         -------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                        338           5,850

CASH FLOWS FROM FINANCING ACTIVITIES:
       PROCEEDS FROM EXERCISES OF STOCK OPTIONS                      135             243
       CHANGE IN RESTRICTED CASH                                     155             115
                                                                 -------         -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        290             358
                                                                 -------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (401)           (512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,103           2,956
                                                                 -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,702         $ 3,468
                                                                 =======         =======

                The accompanying notes are an integral part of the
                        consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of September 30, 1998, and for the three and nine month periods then ended include the accounts of Zamba Corporation and its wholly-owned subsidiary, QuickSilver Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Zamba Corporation ("Zamba" or the "Company") as of September 30, 1998, and for the three and nine month periods ended September 30, 1998, and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of September 30, 1998, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 1997, which were included in our 1997 Annual Report to Shareholders on Form 10-K.

Effective January 1, 1998, we adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The adoption of SOP 97-2 has had no effect on our revenue recognition practices or any impact on our financial position or results of operations.

Note B. Net Loss per Share:

Effective December 31, 1997, we adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and we have disclosed basic and diluted net loss per share for the three and nine-month periods ended September 30, 1998, and 1997 in accordance with this standard. We incurred net losses for these periods in 1998 and 1997, and excluded common equivalent shares from the diluted loss per share computation, because their effect is anti-dilutive. At September 30, 1998, we had 6,390,607 stock options and 462,247 warrants outstanding, which may be dilutive in future periods.

Note C.  Selected Balance Sheet Information:


(in thousands)                                September 30, 1998    December 31, 1997
                                              ------------------    -----------------
                                                 (Unaudited)
Accounts receivable, net:
     Accounts receivable                                $2,370                $785
     Less allowance for doubtful accounts                 (250)               (224)
                                                        -------             ------
                                                        $2,120                $561
                                                        =======               ====
Property and equipment, net:
     Computer equipment                                 $2,109              $1,453
     Furniture and equipment                               422                 679
     Leasehold improvements                                186                 106
                                                        -------             ------
                                                         2,717               2,238
     Less accumulated depreciation and
          Amortization                                  (1,838)             (1,452)
                                                        -------             ------
                                                          $879                $786
                                                        =======               ====

Note D.  Acquisition:

         On September 22, 1998, we completed the acquisition of the QuickSilver Group, Inc. ("QuickSilver"), a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales. We paid cash of $1,888,000, net of cash acquired, issued $2,161,675 in promissory notes payable, and issued 2,337,992 shares of Common Stock in exchange for all the outstanding shares of QuickSilver. Interest on the notes is computed at 7% of the outstanding balance and is paid quarterly on the final day of each quarter, commencing December 31, 1999, and ending December 31, 2003. Principal shall be paid quarterly on the last day of each quarter in 16 equal installments, commencing December 31, 1999. Holders may request conversion of their notes to common stock of Zamba. Conversion is at the sole and absolute discretion of Zamba's Board of Directors. Stock options and warrants to purchase QuickSilver common stock were converted to 912,847 options and 462,247 warrants to purchase Zamba Common Stock. The acquisition is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, and is being accounted using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was $7,958,000, of which $700,000 reflects the estimated fair value of QuickSilver's assembled workforce, which is being amortized on a straight-line basis over 4 years, and $7,258,000 was allocated to goodwill, which is being amortized on a straight-line basis over 10 years. The QuickSilver operating results are included in our income statement information from September 22, 1998. The revenue and net loss of QuickSilver from September 22, 1998, through September 30, 1998, was $146,000 and $39,000, respectively. The table below reflects the pro forma income statement information of the Company and QuickSilver assuming that the acquisition had taken place as of the beginning of each of the periods presented.

                                 ZAMBA CORPORATION
              PROFORMA COMBINED CONDENSED INCOME STATEMENT INFORMATION
                                    (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                            -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1998            1997
                                            --------------   --------------
NET REVENUES:                                       10,236           8,605
NET LOSS                                          ($4,386)        ($9,316)
                                            ===============  ==============
NET LOSS PER SHARE - BASIC AND DILUTED             ($0.16)         ($0.34)
                                            ===============  ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                 27,382          27,250
                                            ===============  ==============

This unaudited pro forma combined condensed income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the acquisition been made at the beginning of the periods presented, or of the operating results that may occur subsequent to the acquisition.

Note E. Subsequent Events:

         On October 13, 1998, our Board of Directors approved the authorization of Twenty Million (20,000,000) additional shares of Common Stock, subject to the approval of our shareholders.

         On October 26, 1998, we issued 1,000,000 shares of Series A Junior Convertible Participating Preferred Stock to our Chairman for $2,000,000. The convertible Preferred Stock will automatically convert to Common Stock on a 1-to-1 basis pending shareholder approval to authorize the additional 20,000,000 shares approved by our Board of Directors.

         In October 1998, we agreed to terminate a non-binding letter of intent to acquire Logical Information Systems, Inc. ("LIS").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Zamba ("Zamba" or the "Company") is a national dedicated customer care consulting company. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. Typically, we perform our services on a fixed-bid, fixed-timetable basis. We also perform some services on a time and expenses basis. Under either method, rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and on-going support. Our services include the design, implementation and integration of several enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales.

         In 1997, we completed our exit from SMR hardware operations, discontinued support for SMR technologies, except on a time and materials basis, closed several facilities, disposed of assets no longer used in operations, hired personnel with skills and experience in field service and customer care, and eliminated personnel with skills related to our previous operations. These actions reduced our workforce from approximately 95 employees to approximately 40 employees, and reduced our operating costs significantly.

         During the second half of 1997 and the first quarter of 1998, we broadened our sales focus from providing systems integration services for field service workers to providing such services for all aspects of its clients' enterprises that affect their customers, which we refer to as "customer care." On September 22, 1998, we continued our growth into customer care with our acquisition of the QuickSilver Group, Inc. ("QuickSilver"), a Cupertino, California based customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales.

         In combination with QuickSilver, we have successfully implemented more than 75 customer care solutions for Fortune 500 clients, such as Ameritech, Bay Networks, Cisco, 3-Com, Compaq, Hertz, Hewlett-Packard, Honeywell, MCI, Progressive Insurance, Qualcomm, SHL Systemhouse, Symbol Technologies, Wang, and Xerox. We have also established key partnerships with leading customer care product suppliers, such as Calico Technology, Clarify, and CrossWorlds, to provide integrated solutions to our clients. Many of our clients come from referrals by our partners, and we also obtain clients through the efforts of our dedicated national sales force. Our offices are in Minneapolis, Minnesota; Cupertino and Pleasanton, California; Boston, Massachusetts; and satellite locations.

         On September 21, 1998, we transferred our patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of Eight Million Dollars ($8,000,000) in private investment capital to fund the further development of the technology. In concept, the NextNet technology will enable high-speed data transmission over existing cellular infrastructures at rates not possible with existing systems. We retained Forty-four percent (44%) ownership of NextNet, but we expect that the third quarter will be the final quarter in which we contribute financially to the development of the technology. Therefore, the fourth quarter will be the first quarter in which the expenses incurred to develop NextNet will not impact our financial results. Several long-time employees of the Company also transferred to NextNet. These employees were previously engineers who worked on our legacy software for wireless data communication known as "KeyWare" and our earlier computing devices for specialized mobile radio (SMR).

         Due to our broadened focus on customer care consulting services, including the acquisition of QuickSilver and the transfer of the NextNet technology to the separate entity, we expect to derive an increasing percentage of our revenues from customer care services.

         Our third quarter revenues were $1,633,000, an increase of $597,000 over the $1,036,000 recorded during the third quarter of 1997. For the nine months ended September 30, 1998, our revenues were $4,447,000, which is $230,000 more than the $4,217,000 in revenues attained during the first three quarters of 1997. Our net loss during the third quarter was $258,000, which is an improvement of $3,576,000 over the $3,834,000 net loss incurred in the comparable quarter last year, and our net loss of $1,243,000 for the nine months ended September 30, 1998, is an improvement of $7,578,000 over the $8,821,000 net loss recorded for the comparable period during 1997. Expenses for NextNet during the third quarter of 1998 were $258,000. The third quarter results include the results for QuickSilver for the period between September 22 and September 30, 1998.

         We expect to incur moderately higher losses during the fourth quarter, as we incur costs for recruiting personnel and developing our infrastructure, which we feel are necessary to grow revenues from customer care services during the fourth quarter and in future quarters. There also may be costs resulting from the integration of Zamba and QuickSilver that are outside our control and may not be foreseen. These risks may include cultural differences; efforts required by management to integrate the companies, resulting in a distraction from other Company business; perceived changes by clients in terms of our service standards, business focus, billing practices or service offerings; and costs and delays in integrating our consulting staffs and technology infrastructure.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues increased 58% to $1,633,000 in 1998, compared to $1,036,000 recorded during the third quarter of 1997. 1998 revenues include $1,383,000 from services, an increase of 57% over the $883,000 recorded during 1997, and $250,000 from products, an increase of 63% from the $153,000 recorded during 1997. The increase in service revenues was due to an increased market acceptance of the Company's services and the acquisition of QuickSilver, which contributed $146,000 in revenue. The increase in product revenues was due to a significant software licensing transaction of $230,000 of KeyWare.

         Project costs are primarily the costs of payroll and related expenses for employees and contractors working on client projects. Our project costs were $918,000 in 1998, a decrease of $343,000 from the $1,261,000 in project costs incurred in 1997. As a percentage of total revenues, project costs significantly improved during 1998, from 122% to 56% of total revenues. The decrease results from the 57% increase in service revenues in 1998 and the cost reduction measures taken during 1997, when we significantly changed our workforce to focus on customer care instead of our legacy wireless data software and SMR hardware. Project costs may increase over the next few quarters, as we incur costs for recruitment and to improve our infrastructure. Long-term, if our investments in personnel and infrastructure result in increased revenues, we expect project costs to be a lower percentage of revenues.

         Product costs are the direct costs incurred to deliver KeyWare and SMR products to our product customers. Product costs in 1998 were $4,000, a decrease of $584,000 from the $588,000 in product costs in 1997. The decrease in product costs resulted primarily from our discontinuance of SMR and wireless software product development and purchasing activities in the third quarter of 1997, as part or our change in focus to customer care consulting services.

         Research and development expenses were $258,000 and $889,000 in 1998 and 1997, respectively. The decrease of $631,000 is due to the staff reductions in the third quarter of 1997. The 1998 expenses represent costs we incurred to develop NextNet before we transferred the technology to a separate entity, also known as NextNet, on September 21, 1998. Due to the transfer of the technology, we expect research and development costs to significantly decrease during the fourth quarter.

         Sales and marketing expenses were $436,000 during 1998 and $942,000 in 1997. The decrease of $506,000 is due to the cost reductions taken during the third quarter of 1997. As a percentage of revenues, sales and marketing expenses were 27% and 91% during 1998 and 1997, respectively. Sales and marketing expenses as a percentage of revenues will be higher during the fourth quarter, as we have hired several additional direct sales personnel who, due to the typically long lead times required to obtain large revenue opportunities, may not become fully productive until after the fourth quarter of 1998.

         General and administrative expenses were $344,000 during 1998, a decrease of $966,000 from the $1,310,000 recorded in 1997. General and administrative expenses represent 21% and 126% of total revenues during 1998 and 1997, respectively. The decreases measured both by dollars and percentages result from the reduction of personnel in the third quarter of 1997 and our elimination of several unnecessary facilities over the preceding 12 months, including a significant reduction of square footage in our headquarters in Minneapolis. We will continue to manage our overhead expenses, but we do expect general and administrative costs to increase during the fourth quarter, primarily because we opened a new office in Pleasanton, California, on October 1, 1998, which will increase our facilities expenses. Additionally, the investment in technology infrastructure that we are making over the next few quarters will cause general and administrative costs to temporarily increase on a percentage basis. General and administrative expenses will also increase in the future due to the amortization of goodwill and the intangible asset recorded in connection with the QuickSilver acquisition.

         Interest income decreased $51,000 to $69,000 in 1998 from the $120,000 received in 1998. Our interest income is primarily derived from cash and cash equivalents and short-term investments, and the reduction from 1997 to 1998 directly relates to our decreased balances of these assets.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues were $4,447,000 in the first three quarters of 1998, a 5% increase from the $4,217,000 recorded in comparable period of 1997. Service revenues increased 17% from $3,503,000 in 1997 to $4,102,000 in 1998, whereas product revenues decreased 52% from $714,000 in 1997 to $345,000 in 1998. Both the increase in service revenues and the decrease in product revenues relate to the changes undertaken by Zamba during the past four quarters, including the increased focus on customer care solutions and the reduction in personnel during 1997. We expect service revenues to increase and make up a large percentage of total revenues in the fourth quarter and thereafter.

         Total cost of revenues was $2,401,000 in 1998, a decrease of 49% from the $4,687,000 recorded in 1997. Project costs of $2,381,000 in 1998 represent a 32% decrease from the $3,488,000 recorded in 1997, and product costs were $20,000 in 1998, a decrease of 98% from the $1,199,000 in 1997. Project costs improved in 1998 to 58% of service revenues from 100% in 1997. Product costs improved in 1998 to 6% of product revenues from 168% in 1997. These improvements are due to the strategic changes and cost reductions undertaken during the third quarter of 1997 as we changed our focus to customer care consulting.

         Research and development costs decreased 60% to $1,163,000 in 1998 from $2,878,000 in 1997. This decrease results from the cost reductions in 1997. Our customer care business model requires little or no spending for research and development, as compared to the requirements for our legacy hardware and software businesses. With the transfer of the NextNet technology to another entity now completed, we expect either a significant or total elimination of this expense in the fourth quarter.

         Sales and marketing expenses were $1,493,000, a 59% decrease from the $3,616,000 recorded in 1997. The decreases in these costs resulted primarily from the cost reduction measures taken during 1997.

         General and administrative expenses decreased 62% in 1998, to $834,000 in 1998 from $2,211,000 in 1997. As a percentage of revenue, general and administrative costs decreased from 52% in 1997 to 19% in 1998. The decrease results from the 1997 cost reductions and subsequent facility eliminations.

         Interest income was $201,000 in 1998, a decrease of 43% from the $354,000 received in 1997. The decrease in interest income is primarily the result of a decrease in the amount of our holdings of cash and cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, we had no significant capital spending or purchase commitments. As of September 30, 1998, we had cash and cash equivalents totaling $2,702,000 and working capital of $3,223,000. We believe we have sufficient capital resources to fund our ECM customer care operations into 2000. For the nine months ended September 30, 1998, we used $1,029,000 of cash in our operating activities, compared to $5,696,000 of cash used in operations for the nine months ended September 30, 1997. The amount of cash used in operating activities decreased primarily due to cost reduction measures implemented in 1997. During the nine months ended

September 30, 1998, $338,000 of cash was provided from investing activities, including $4,577,000 from the maturity of investments, net of $2,327,000 used for purchases of investments and offset by $1,888,000 of cash utilized, net of cash acquired in the QuickSilver purchase. No payments will be due on the notes issued in the QuickSilver Acquisition until December 31, 1999. During the nine months ended September 30, 1998, $290,000 was provided from financing activities. During October 1998, we obtained $2,000,000 in cash from the issuance of 1,000,000 shares of convertible preferred stock.

YEAR 2000

         Many computers and computer programs are designed with dates that contain two digits instead of four digits, potentially causing "19XX" to be the date for any year entered or processed. As a result, a date-sensitive program with a year ending in "00" may be read by the computer as "1900" instead of "2000." This may cause the computer or program to be unable to process date information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of processing by such computer or program (the "Year 2000 Issue"). The Year 2000 Issue could affect Zamba in numerous ways, including temporarily preventing us from sending invoices to our clients, interfering with or damaging development work we do for our clients, and causing our clients to lower their budgets for our customer care solutions in order to fund resolution of their own Year 2000 issues.

         We have conducted a limited review of our internal computer systems and legacy proprietary hardware and software products that could be affected by the Year 2000 Issue. Based on this limited review, technology changes for potential Year 2000 issues are not currently expected to have a material impact on our operations. We expect to complete our review of our internal systems and legacy products by the first quarter of 1999. Because of infrastructure improvements we are making, which include servers and networking products that are Year 2000 compliant, we currently do not anticipate significant risk to our internal operations because of the Year 2000 Issue. During the first quarter of 1999, we will also institute a program to contact material vendors and customers to determine the impact of Year 2000 issues on their products and businesses, respectively. However, if our present and future efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which we conduct business do not successfully address the Year 2000 issue, our business, financial condition and results of operations may be materially adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that any forward-looking statements we made in this Form 10-Q or in any other announcements are further qualified by important factors that could cause actual results to differ materially from the forward-looking statements, including, without limitation, our ability to obtain large-scale consulting services contracts, the billing and utilization rates of our personnel, our ability to derive support service revenues from our consulting services, competition and pricing pressures, our ability to hire and retain qualified personnel, the costs required to promote and market our services in competition with other companies that have greater financial resources and more established reputations, our ability to successfully integrate acquired companies, and other factors identified in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b)      Reports on Form 8-K
         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ZAMBA CORPORATION

                                By:      /s/ Paul Edelhertz
                                             --------------
                                         Paul Edelhertz
                                         President and Chief Executive Officer


                                By:      /s/ Michael H. Carrel
                                             -----------------
                                         Michael H. Carrel
                                         Chief Financial Officer



                            Dated: November 16, 1998