Form 10-K
period 1998-12-31
ZAMBA CORP
filed 1999-03-30
CIK 883741

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
               Act of 1934 For the fiscal year ended December 31, 1998

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the transition period from ____________ to _________.

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

          Securities registered pursuant to Section 12(b) of the Act:  None
                                                                       ----

             Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $54,114,338 BASED ON THE CLOSING SALE PRICE OF THE COMPANY'S COMMON STOCK AS REPORTED ON THE NASDAQ NATIONAL MARKET ON MARCH 15, 1999:

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH 15, 1999: 29,017,952 SHARES.

                         DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, are incorporated by reference into Part III of this report.

                                        PART I


DISCLAIMER REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the growth rate of the customer care marketplace, the ability of our partners to maintain competitive products, our ability to develop skills in implementing customer care packages from additional partners, the impact of competition and pricing pressures from actual and potential competition with greater financial resources, our ability to obtain large-scale consulting services agreements, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

Zamba Corporation ("Zamba" or the "Company") is a consulting and systems integration company focused exclusively on the customer care market. Zamba is committed to improving our clients' ability to care for their customers through the use of innovative business practices and by leveraging package application software. Our services include strategy development, business process alignment and improvement, systems deployment, and systems support. Our goal is to assist our clients in building lasting relationships with their customers, increase the effectiveness of their customer service and sales operations, and improve overall communication with their customers. Our customer care services include the design, implementation and integration of several enterprise level applications to facilitate sales automation, call center management, marketing automation, and automated field service and sales. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and on-going support. Typically, we provide our services on a fixed-bid, fixed-time basis, but we also perform some services on a time-and-expenses basis. Under either method, our approach involves a rapid and iterative methodology that requires significant client involvement.

Historically, the Company derived a substantial amount of its revenue from sales of proprietary hardware and software that originally enabled data communication over specialized mobile radio ("SMR") technology and, eventually, most types of wireless networks. During 1996, the Company began a process to expand the services it could offer to its clients by becoming a systems integrator focused on wireless data communication and ceased production of its proprietary hardware. During 1997, the Company reduced its workforce from approximately 95 employees to approximately 40 employees; consolidated and closed several facilities; and reduced the carrying value of certain assets no longer expected to be used in operations. As a result of these actions, the Company recorded one-time charges totaling approximately $1.90 million during the third quarter of 1997. The Company took these actions because of slower than expected market and related revenue growth. Also, during the second half of 1997 and throughout 1998, the Company broadened its sales focus to providing systems integration services for customer care including Sales Force Automation, Customer Support, Marketing, Field Service & Sales Automation, and Call Centers.

In September 1998, the Company completed the acquisition of the QuickSilver Group, Inc. ("QuickSilver"), a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales. This acquisition enabled the Company to expand its consulting and systems integration capabilities and geographic presence.

In September 1998, the Company also annonuced the formation of NextNet, Inc., by transferring its patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of $8 million in private investment capital to fund the further development of the technology.

THE CUSTOMER CARE MARKET

Customer care is a subset of the package application software market. Reports published by Forrester Research project the packaged application software market to grow at a cumulative average growth rate ("CAGR") of 27%. Within this market, the Company's segment is the implementation of packaged application software for customer care solutions. The market for customer care implementation is directly related to software-licensing activities. The GartnerGroup anticipates that software-licensing revenue for customer care will grow at a CAGR of 54%. The Company estimates that for every $1 of software-licensing revenue, an additional $1 to $4 is spent on implementation, training and consulting.

CUSTOMER CARE...THE ZAMBA APPROACH

Historically, companies have organized their business processes to ensure efficient Enterprise Resource Planning. With this model, all front-office functions that interact with the customer are disconnected, operating as separate entities. Because the company is not operating as a unified whole with a single face to the customer, customer confusion and an unsatisfactory customer experience may result. Customer care practiced by Zamba helps companies put their customers at the center of how the company organizes their business processes and conducts its front office functions. The Zamba model calls for companies to focus on achieving longer-term customer loyalty rather than only short-term operational efficiencies. The objective is to give customers what they deserve: to work with a company that at any given moment understands their comprehensive history with the company and anticipates their needs. To accomplish this radical transformation in customer care, Zamba consultants are skilled in what the market refers to as front office applications, including Sales Force Automation, Customer Support, Marketing, Field Service & Sales Automation, and Call Centers.

SERVICES

Zamba delivers integrated customer care solutions quickly. Unlike traditional consulting firms, which typically focus on customer "management" and measure success in terms of short-term operational efficiency improvements, Zamba is focused on deploying integrated customer care solutions and measures success in terms of longer-term customer loyalty improvements and specific, measurable business results.

Zamba offers the following services to its customers:

     OPPORTUNITY ASSESSMENT

     We assess our customers' current customer care performance against our Competitive Assessment Model, a comprehensive set of benchmark data from industry leaders. Following the assessment, a suggested plan for benefit and value realization is developed and delivered.

     BUSINESS CASE DEVELOPMENT

     We provide our customers with a detailed financial and strategic quantification of the value and return of the customer care opportunity.

     SOLUTION DEPLOYMENT

     Using a fast, iterative approach to system implementation, we assist our customers with deploying customer care solutions quickly so they begin to receive high-impact business benefits immediately.

     SOLUTION SUPPORT

     Following the deployment of a customer care solution, the Zamba support team will provide on-going technical and system support.

THE ZAMBA SOLUTION

     - Help companies understand what opportunities they have to improve customer care to positively improve customer loyalty
     - Help companies determine the best strategy and plan for seizing those opportunities
     - Design and implement an integrated solution that takes full advantage of industry-leading commercial software packages -- quickly, effectively and with an unconditional guarantee
     - Enhance the solutions we provide with ongoing innovation, change, and support

CUSTOMERS

Zamba has a history of working with some of the most competitive, leading-edge companies in the United States. Our customers have embraced Zamba's results-oriented approach, reputation, and ability to deliver on-time, on-budget solutions.

Zamba has implemented more than 75 customer care solutions for industry-leading companies such as Ameritech Corporation, Bay Networks, Cisco Systems, 3-Com, Compaq, Compucom, Hertz, Hewlett-Packard, Honeywell, MCI, Progressive Insurance, Symbol, Qualcomm, Wang Global and Xerox, among others.

The Company has in the past, and may in the future, derive a significant portion of its revenue from a relatively small number of clients. In 1998, two customers each represented at least 10% of the Company's revenue: Hertz (17.7%) and Compucom (11.3%).

SALES AND MARKETING

The Company has a dedicated sales and marketing organization to market and sell its services. The business development team is chartered with building market awareness of the Company's offerings, establishing partnerships with the appropriate hardware, software and consulting vendors, and building a pipeline of demand for our service solutions. The organization consists of 8 employees operating throughout the United States. At any given time, numerous Zamba professionals and senior practice leaders are active in the development of new business. The coordination of their efforts and tracking of their results is critical to Zamba's ability to forecast and adequately staff future work.

COMPETITION

The systems integration market is highly competitive and served by numerous national, regional and local firms. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional services groups of software companies and "Big Five" accounting firms. Primary competitors in the customer care market include practices within Technology Solutions Corporation, Sapient Corporation, and Cambridge Technology Partners. The Company also faces competition from information services organizations within potential clients. The Company believes that the principal competitive factors in the systems integration industry include technical expertise, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value. The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of its competitors responsiveness to customer needs.

Many of the Company's direct, indirect and potential future competitors have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. Some of these competitors have established market positions, greater name recognition, substantial technological capabilities and generate greater consulting revenues than does the Company. The Company faces competition not only from these established companies, but also from start-up companies that have a niche expertise in specific application technologies.

The competitive environment could adversely affect the Company's business, results of operations, and financial condition.

EMPLOYEES

The Company's success depends to a significant degree upon the continued contributions of its key management, sales and technical personnel. The Company's success also depends upon its ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

As of December 31, 1998, the Company had 95 full-time employees, consisting of 72 individuals in the professional staff, 15 in administrative roles and 8 in business development.

The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

PRODUCT DEVELOPMENT

As noted earlier, Zamba is a systems integration consulting company, and as such, derives a majority of its revenues from third party products instead of from sales of its own products. However, the Company has legacy products from our years developing wireless mobile data technology.

COMMUNICATIONS SOFTWARE

The Company's wireless technologies include its KeyWare-Registered Trademark-middleware technology and other standard commercial software developed by the Company, such as database interface software, as well as application software customized by the Company for individual clients. The Company's technology also includes certain network management software tools that the Company has developed in order to identify and diagnose problems arising with clients' wireless network configurations.

KeyWare was introduced to the market in the first quarter of 1995. KeyWare is a wireless networking software product referred to as "middleware," and is built upon an open client/server architecture. In the third quarter of 1997, the Company decided to no longer sell KeyWare as a stand-alone product. Instead, the Company sells KeyWare only to existing clients.

OTHER TECHNOLOGY

On September 21, 1998, the Company transferred its patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of $8 million in private investment capital to fund the further development of the technology. In concept, the NextNet technology will enable high-speed data transmission over existing cellular infrastructures at rates not possible with existing systems. The Company received forty-four percent (44%) ownership of NextNet, the new company, in exchange for the NextNet technology. The Company's investment in NextNet is carried at $0, the historical carrying basis of the technology transferred, as amounts incurred by the Company up to the date of the transfer were charged to research and development expense. The fourth quarter of 1998 was the first quarter in which the Company did not incur expenses related to the development of the NextNet technology. Several long-time employees, including two Vice Presidents, of the Company also transferred to NextNet. These employees were previously engineers who worked on KeyWare and our earlier computing devices for SMR.

For the years ended December 31, 1998, 1997, and 1996, the Company's research and development expenses were approximately $1.16 million, $3.29 million, and
$4.21 million,   respectively. The Company does not expect to have any research and development costs in 1999, and does expect that clients will directly fund product enhancements to KeyWare.

PROPRIETARY RIGHTS

The Company's success is dependent upon its software deployment and consulting methodologies and other intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of its propriety information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its propriety information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. In addition, the Company also develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools," most of which remain the property of the Company.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

YEAR 2000 UPDATE

Year 2000 computer issues create risks for the Company. The full extent and scope of such risks have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided or utilized by third parties do not correctly recognize and process date data information beyond the year 1999, material adverse effects on the Company's business, operating results, and financial condition could result.

To address Year 2000 issues, the Company has initiated a program designed to address the most critical Year 2000 items that would affect the Company's products and the operations of the following functions: operations, finance, sales, and human resources. The Company has not commenced work on contingency plans to address potential problems with its internal systems or the systems of its supplier and customers or other third parties.

In December 1998, the Company commenced a program to inventory, assess, remediate, and test the Year 2000 capability of the Zamba software products. All Zamba Year 2000 activities concerning the Company's current products are expected to be completed by October 1999.

Other Year 2000 issues primarily consist of assessing the Year 2000 impact for outside vendors, customers, and facilities. Project plans are being developed and will include the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project plans and 1999 budgets will be completed by the second quarter of 1999 and the remaining inventories completed by the end of the second quarter of 1999. This effort will be followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by the second quarter of 1999. The remediation (modification or replacement of existing software or systems) and the testing phases of the project plans are expected to take place throughout most of 1999 and are estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

The Company has spent nominal amounts to date and doesn't expect the total cost associated with required modifications to become Year 2000 ready to be significant or to have a material adverse effect on the Company's business, operating results and financial condition. The Company's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. New developments may occur that could affect the Company's estimates for the required modifications to become Year 2000 ready. These developments include, but are not limited to:
(a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

Readers are cautioned that the foregoing discussion regarding Year 2000 computer issues contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of a final Year 2000 project plan for the remaining internal business systems that are not yet assessed as Year 2000 ready, the Company is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on the Company's business, operating results or financial condition. The Company's programs addressing Year 2000 computer issues are expected to reduce the Company's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations, suppliers, customers, and other third-parties. In addition, the Company believes that the current Year 2000 activities surrounding the Company's software products and internal systems have reduced the risk of any disruption caused by any Year 2000 issues in these areas.

ITEM 2.  PROPERTIES

The Company's headquarters consists of approximately 10,451 square feet located in a multi-story building in suburban Minneapolis, Minnesota. The facility is leased pursuant to an agreement that expires in August 2000. The Company also maintains offices and leases space for operations and sales functions in Cupertino and Pleasanton, California, and Boston, Massachusetts of 7,923, 4,905 and 3,942 square feet, respectively. The Company believes that its facilities are adequate to meet its anticipated level of operations for the near term. For additional information concerning the Company's lease obligations, see Note 3 to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently involved in any legal proceedings the resolution of which, in management's opinion, would have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company conducted a ballot of its shareholders by written consent to amend the Company's Certificate Incorporation to increase the authorized number of shares of Common Stock of the Company from 35,000,000 to 55,000,000. The ballots were tabulated on December 29, 1998, and shareholders approved the increase, with 24,455,072 votes cast in favor of the increase, 544,376 votes cast against, 8,228 abstentions, and no broker non-votes.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock began trading on December 10, 1993, on the Nasdaq National Market under the symbol "RACO," in connection with its initial public offering. On October 5 1998, the Company changed its corporate name to Zamba Corporation. As a result of this name change, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "ZMBA."

A summary of the range of high and low closing prices for the Company's Common Stock for the each quarterly period in the two most recent fiscal, is presented below. These prices reflect interdealer prices and do not include retail markups, markdowns or commissions.


                                            HIGH                             LOW
--------------------------------------------------------------------------------
 1997
 First Quarter                            $ 4.88                          $ 3.25
 Second Quarter                             3.50                            2.13
 Third Quarter                              2.63                            1.50
 Fourth Quarter                             2.06                            1.00


 1998
 First Quarter                            $ 4.06                          $ 1.31
 Second Quarter                             4.06                            2.63
 Third Quarter                              3.19                            1.56
 Fourth Quarter                             3.19                            1.50


The Company has never paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for the development of its business.

As of March 8, 1999, the Company had 3,407 stockholders of record.

In connection with the acquisition of QuickSilver on September 22, 1998, the Company issued 2,337,980 shares of unregistered Company Common Stock to the shareholders of QuickSilver, as partial consideration for receipt by the Company of all of the common stock of QuickSilver. These shares were subsequently registered on November 24, 1998. The Company also issued deferred promissory notes to the QuickSilver shareholders with an aggregate principal value of $2.16 million. These notes are convertible into Company Common Stock at the option of the holder and with the consent of the Company's Board of Directors. The conversion ratio for the notes is determined by the average closing price of the Company's Common Stock on the Nasdaq National Market for the twenty days preceding the conversion request. On December 30, 1998, $1.2 million of the notes were converted to Common Stock, in addition to $19,000 of interest payable related to such notes.

On October 26, 1998, the Chairman of the Board of the Company, Joseph D. Costello, purchased 1,000,000 shares of unregistered Series A Preferred Stock from the Company for the purchase price of $2.00 per share, or a total price of $2,000,000. The shares of Preferred Stock converted by their terms into Common Stock on December 29, 1998, when the Company's shareholders approved increasing the authorized number of Common Stock shares outstanding. Proceeds from the sale of the Preferred Stock will be used to fund general corporate activities.

ITEM 6.  SELECTED FINANCIAL DATA.

  CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31)
                        (In thousands, except per share data)


                                                           1998              1997            1996             1995             1994
                                                 ----------------------------------------------------------------------------------
 Net revenues:
   Services                                               $7,771          $ 4,744         $ 4,977          $ 2,790          $   847
   Products                                                  350              876           1,906            3,298            3,106
-----------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                            8,121            5,620           6,883            6,088            3,953

 Cost and expenses:
   Cost of services                                        4,835            4,227           3,499            1,314              370
   Cost of products                                            9            1,266           2,027            3,001            2,953
   Research and development                                1,163            3,286           4,211            4,170            3,035
   Sales and marketing                                     2,209            4,149           6,249            9,045            7,647
   General and administrative                              1,895            2,463           2,000            2,240            2,920
   Amortization of intangibles                               936                0               0                0                0
-----------------------------------------------------------------------------------------------------------------------------------

 Loss from operations                                     (2,926)          (9,771)        (11,103)         (13,682)         (12,972)

 Other income, net                                           179              427             859            1,335            1,447

-----------------------------------------------------------------------------------------------------------------------------------
 Net loss                                                ($2,747)         ($9,344)       ($10,244)        ($12,347)        ($11,525)
-----------------------------------------------------------------------------------------------------------------------------------

 Net loss per share - basic and diluted                   ($0.11)          ($0.37)         ($0.42)          ($0.52)          ($0.49)
 Weighted average common shares outstanding               25,712           24,932          24,372           23,765           23,443


                 CONSOLIDATED BALANCE SHEET DATA (as of December 31)
                                    (In thousands)

                                                      1998              1997               1996               1995             1994
                                                 ----------------------------------------------------------------------------------
 Cash and cash equivalents and short-
 term investments                                   $2,962            $5,336            $11,947            $15,042          $27,407
 Working capital                                     4,116             5,132             12,693             16,781           29,486
 Total assets                                       13,941             7,237             16,919             27,116           38,070

 Total stockholders' equity                         11,122             6,277             15,381             25,378           36,613

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Zamba is a national customer care consulting company. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. Typically, we perform our services on a
fixed-bid, fixed-timetable basis.   Rapid development and significant client
involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and on-going support. Our services include the design, implementation and integration of several enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales.

The Company currently derives most of its revenue from systems integration services including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management. The Company also derives recurring revenue from providing post implementation support.

The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

Historically, the Company derived a substantial amount of its revenue from sales of proprietary hardware and software that originally enabled data communication over specialized mobile radio ("SMR") technology and, eventually, most types of wireless networks. During 1996, the Company began a process to expand the services it could offer to its clients by becoming a systems integrator focused on wireless data communication and ceased production of its proprietary hardware. During 1997, the Company reduced its workforce from approximately 95 employees to approximately 40 employees; consolidated and closed several facilities; and reduced the carrying value of certain assets no longer expected to be used in operations. As a result of these actions, the Company recorded one-time charges totaling approximately $1.90 million during the third quarter of 1997. The Company took these actions because of slower than expected market and related revenue growth. Also, during the second half of 1997 and throughout 1998, the Company broadened its sales focus to providing systems integration services for customer care including Sales Force Automation, Customer Support, Marketing, Field Service & Sales Automation, and Call Centers.

KEY FINANCIAL TRANSACTIONS

On September 22, 1998, the Company completed the acquisition of the QuickSilver Group, Inc. ("QuickSilver"), a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales. QuickSilver's operating results are included in our operating results from September 22, 1998. For additional information concerning the Company's acquisition of QuickSilver, see Note 4 to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

On September 21, 1998, the Company transferred its patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of $8 million in private investment capital to fund the further development of the technology. In concept, the NextNet technology will enable high-speed data transmission over existing cellular infrastructures at rates not possible with existing systems. The Company received forty-four percent (44%) ownership of NextNet, the new company, in exchange for the NextNet technology. The Company's investment in NextNet is carried at $0, the historical carrying basis of the technology transferred, as amounts incurred by the Company up to the date of the transfer were charged to research and development expense. The fourth quarter of 1998 was the first quarter in which the Company did not incur expenses related to the development of the NextNet technology. Several long-time employees of the Company also transferred to NextNet. These employees were previously engineers who worked on KeyWare and our earlier computing devices for SMR.

On October 26, 1998, the Company issued 1 million shares of convertible Series A Junior Participating Preferred Stock to our Chairman, Joe Costello, for the purchase price of $2 million. The convertible Preferred Stock automatically converted to common stock on a 1-to-1 basis upon the approval of the Company's shareholders on December 29, 1998, to authorize an additional 20 million shares of Common Stock.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31,1997

NET REVENUES

Net revenues increased 44% to $8.12 million in 1998 compared to $5.62 million in 1997, due principally to Company's transition to the sale of its system integration services instead of selling stand-alone software products and the acquisition of QuickSilver on September 22, 1998. As a result of the shift in focus, services revenues increased to $7.77 million in 1998 from $4.74 million in 1997 and product revenues decreased to $350,000 in 1998 from $876,000 in 1997. The Company expects to grow revenues at a similar if not greater rate in 1999. Product revenues should continue to decline.

COST OF REVENUES

Cost of revenues consists primarily of payroll and payroll related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. Cost of revenues were $4.84 million or 60% of revenues in 1998 compared to $5.49 million, or 98% of net revenues in 1997. The dollar and percentage decrease resulted from the cost reduction efforts in the third quarter of 1997, which significantly reduced the number of employees and related expenses for most of 1998. Although the cost of revenue decreased from 1997 compared to 1998 because of the 1997 cost reduction efforts, due to the acquisition of QuickSilver on September 22, 1998, project personnel headcount increased 160% to 65 at December 31, 1998, from 25 employees at December 31, 1997. While the Company expects to meet its hiring goals in 1999, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

RESEARCH AND DEVELOPMENT


Research and development expenses were $1.16 million or 14% of net revenues in 1998 compared to $3.29 million or 58% of net revenues in 1997. The dollar and percentage decrease is due primarily to the decrease in research and development personnel which occurred as a result of discontinuing any product development or enhancements of the KeyWare product line throughout 1998, and the transfer of the NextNet technology in September of 1998 to an entity of the same name described in the Key Financial Transactions section in Item 7. The Company anticipates no research and development expenses in 1999.

SALES AND MARKETING

Sales and marketing expenses were $2.21 million or 27% of net revenues in 1998 compared to $4.15 million or 74% of net revenues in 1997. The dollar and percentage decrease resulted from the cost reduction efforts made by the Company in the third quarter of 1997 which significantly reduced the number of employees and related expenses for sales and marketing in 1998. In connection with the Company's focus on systems integration services, a charge of approximately $202,000 was recorded in the third quarter of 1997 for severance and facility consolidation costs in the sales and marketing area. The Company anticipates sales and marketing expenses to increase in 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.90 million or 23% of net revenues in 1998 compared to $2.46 million or 44% of net revenues in 1997. The dollar and percentage decrease resulted from the cost reduction efforts made by the Company in the third quarter of 1997 that significantly reduced the number of employees and related expenses for 1998. As the Company grows and expands geographically in 1999, it anticipates general and administrative expenses to increase.

AMORTIZATION OF INTANGIBLES

Intangible asset amortization expense in 1998 was $936,000 compared to $0 in 1997. The increase is due to the acquisition of QuickSilver on September 22, 1998. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to tangible and identifiable intangible assets. The fair value of the identifiable intangible assets acquired was $7.70 million and was recorded in the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over the economic useful lives of between two and four years.

INTEREST INCOME

Interest income was $225,000 in 1998 compared to $427,000 in 1997. The decrease is principally due to decreased cash and investment balances which were used to fund operating activities.

INTEREST EXPENSE

Interest expense in 1998 was $46,000 compared to $0 in 1997. The increase is due to interest expense related to the notes payable issued in September 1998 in connection with the acquisition of QuickSilver.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET REVENUES

Net revenues decreased 18% to $5.62 million in 1997 compared to $6.88 million in 1996 due principally to discontinuing the production, purchase and distribution of SMR products. In 1997, the Company completed its exit from the SMR hardware business and continued its transition to focusing on the sale of its system integration services instead of selling stand-alone software products. As a result of these decisions, product revenues decreased to $876,000 in 1997 from $1.90 million in 1996. Additionally, the Company began to shift the focus of its business from performing small, technical roles within larger projects to providing its clients with management and implementation assistance for those projects. These larger opportunities require longer sales development time than do technical assistance, and the transition to this mode of sales required a significant amount of time and attention from the Company's management and key personnel.

COST OF REVENUES

Cost of revenues consists primarily of payroll and payroll related expenses. Cost of revenues were $5.49 million or 98% of net revenues in 1997 compared to $5.53 million or 80% of net revenues in 1996.

Cost of service revenues were $4.23 million and $3.50 million for the years ended December 31, 1997, and 1996, respectively. The increases in costs resulted primarily from the cost of recruiting personnel with the skills to deliver large systems integration projects, and the transfer and utilization of certain research and development and sales and marketing personnel into the systems integration services group. The one-time charges recorded during the third quarter of 1997 included approximately $211,000 of severance and related costs associated with eliminating personnel with specializations in areas no longer pertinent to the Company's systems integration offerings.

Cost of product revenues were $1.27 million and $2.03 million for the years ended December 31, 1997, and 1996, respectively. The decrease from 1996 to 1997 is primarily due to a $900,000 charge recorded in the first quarter of 1996, resulting from the Company's decision to write down its remaining SMR hardware inventories to their net realizable values at that time. The Company recorded one-time charges in the third quarter of 1997, including approximately $425,000 relating to completing the Company's exit from SMR hardware production and distribution.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.29 million or 58% of net revenues in 1997 compared to $4.21 million or 61% of net revenues in 1996. The dollar and percentage decrease is due primarily to the focus on systems integration services rather than product sales, resulting in a reduction of research and development staff during the third quarter of 1997.

SALES AND MARKETING

Sales and marketing expenses were $4.15 million or 74% of net revenues in 1997 compared to $6.25 million or 91% of net revenues in 1996. The dollar and percentage decrease is primarily related to payroll and payroll related expenditures associated with the decrease in sales and marketing personnel. In connection with the Company's focus on systems integration services, a charge of approximately $202,000 was recorded in the third quarter of 1997 for severance and facility consolidation costs in the sales and marketing area.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $2.46 million or 44% of net revenues in 1997 compared to $2.0 million or 29% of net revenues in 1996. The increase in 1997 is primarily due to approximately $803,000 of facility and relocation charges recorded in the third quarter of 1997.

INTEREST INCOME

Interest income decreased to $427,000 in 1997 from $859,000 in 1996. This decrease is principally due to decreased cash and investment balances which were used to fund operating activities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $2.96 million and working capital of $4.12 million. For the years ended December 31, 1998, and 1997 the Company used $2.35 million and $6.71 million respectively of cash for operating activities and $2.1 million, net of cash acquired, for the acquisition of QuickSilver. The amount of cash used in operating activities during 1998 and 1997 decreased as a result of cost-reduction efforts made by the Company in the third quarter of 1997 which significantly reduced the number of employees and related expenses for 1998. The Company enhanced its cash position on October 26, 1998, when we issued 1.0 million shares of Series A Junior Participating Preferred Stock to our Chairman, Joe Costello, for the purchase price of $2.0 million. These shares were converted to Common Stock on December 29, 1998. The Company believes its existing capital resources will be suffucient to meet its capital requirements into 2000.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2000, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There can be no assurance that the Company's business will grow as anticipated or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future. The Company derives a substantial part of its revenues from a small number of clients whom, after evaluating the Company's capabilities, decide whether to engage the Company to create business case evaluations, consult on change management practices and, in some cases, to design, implement and deploy their customer care systems. A decision by any one of these clients to delay a customer care project may have a material adverse effect on the Company's business and results of operations.

In order for the Company's revenues from consulting and integration services to grow, the Company must continue to add more clients and larger projects to plan, design and implement customer care systems. The Company's inability to obtain clients for large-scale consulting and integration services could materially and adversely affect the growth of its business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks based on the outstanding long-term debt obligations of $1.03 million at December 31, 1998. As discussed in Note 5 to the consolidated financial statements, the interest rate on the Company's long-term debt obligation is 7%, and the obligation matures quarterly on an installment basis commencing in December 1999 and ending in December 2003. The Company does not invest in any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE.

The following Financial Statements, Supplemental Schedule and Independent Auditors' Report thereon are included herein (page numbers refer to pages in this Report):


                                                                                                                      PAGE
Independent Auditors' Report for the year ended December 31, 1998 - KPMG Peat Marwick LLP                               21

Report of Independent Accountants for the years ended December 31, 1997 and 1996 - PricewaterhouseCoopers LLP           22

Consolidated Balance Sheets as of December 31, 1998 and 1997                                                            23

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                              24

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996                    25

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                              26

Notes to Consolidated Financial Statements                                                                         27 - 35

Supplemental Schedule - Schedule II Valuation and Qualifying Accounts                                                   36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 1999, PricewaterhouseCoopers LLP ("PwC") resigned as the Company's independent accountants, because the Company intended to enter into a business relationship with the technology consulting practice of PwC. Subsequently, the Company has entered into a formal business relationship with PwC. The reports of PwC on the financial statements of the Company for the years ended December 31, 1997, and 1996, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for the years ended December 31, 1997, and 1996, and through January 25, 1999, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K, and there were no disagreements between the Company and PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference to the matter in their reports on the financial statements for such years.

On February 8, 1999, the Audit Committee of the Board of Directors of the Company approved the retention of KPMG Peat Marwick LLP ("KPMG") to be the Company's new independent accountants. During the two fiscal years ended December 31, 1997, and December 31, 1998, and for the interim period through February 8, 1999, the Company did not seek advice from KPMG regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements; or
(ii) any matter that was either the subject of a disagreement, as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K or a reportable event, as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

The resignation of PwC and retention of KPMG were reported on 8-K filings with the Securities and Exchange Commission on January 26, 1999, and February 12, 1999, respectively.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Nominees" in Proposal No. 1, "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1999 ("Proxy Statement"). Such information is incorporated herein by reference.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)(3) and (c) Exhibits

3.01           Registrant's Fourth Amended and Restated Certificate of
               Incorporation (12)

3.02 Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 14, 1994 (3)

3.03           Registrant's Bylaws, as amended (3)

4.01           Form of specimen certificate for Registrant's Common Stock (1)

4.02 Rights Agreement dated September 12, 1994 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares (3)

10.01** Registrant's 1989 Stock Option Plan, as amended, and related documents (1)

10.02** Registrant's 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998

10.03** Registrant's 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995 (5)

10.04**        Registrant's 1994 Officer's Option Plan (4)

10.05 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. (10)


10.06**        Registrant's 1998 Non-Officer Stock Option Plan (8)

10.07 Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (1)

10.08 Lease Agreement by and between the Registrant and Connecticut General Life Insurance Company dated May 2, 1994, for premises at 7301 Ohms Lane, Edina, MN 55439 (2)

10.09** Letter agreement by and between Registrant and Steve Swantek dated April 9, 1997 (6)


10.10** Letter agreement by and between Registrant and Isaac Shpantzer dated April 4, 1997 (6)

10.11** Letter agreement by and between Registrant and Norm Smith dated June 30, 1997 (6)

10.12** Letter agreement by and between Registrant and Norm Smith dated September 29, 1997. (7)

10.13** Letter agreement by and between Registrant and Vladi Kelman dated September 25, 1997 (7)

10.14** Letter agreement by and between Registrant and Dave Maenke dated September 25, 1997 (7)

10.15** Letter agreement by and between Registrant and Paul Edelhertz dated September 25, 1997 (7)

10.16 Sublease Agreement dated November 18, 1997, by and between Registrant and ATIO Corporation USA, Inc. for premises at 7301 Ohms Lane, Edina, MN 55439 (11)

10.17** Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Michael A. Fabiaschi (11)

10.18** Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Steve Swantek (11)

10.19** Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Paul Edelhertz (11)

10.20 Series A Preferred Stock Purchase Agreement dated October 22, 1998, between the Registrant and Joseph Costello (12)

10.21 Lease Agreement dated October 20, 1995, by and between the Registrant and All Phase Telecommunication, Inc. for premises at 10061 Bubb Road, Cupertino, California 95014 (12)

10.22 Lease Agreement dated April 8, 1998, by and between the Registrant and EOP-New England Executive Park, L.L.C. for premises at 8 New England Executive Park, Burlington, Massachusetts 01893 (12)

10.23 Lease Agreement dated September 14, 1998, by and between the Registrant and Square 24 Associates (d.b.a. Square 24 Associates L.P.) for premises at 3875 Hopyard Road, Pleasanton, California 94588 (12)

10.24 Asset Purchase Agreement dated October 23, 1995 between the Registrant and Business Partner Solutions, Inc. (5)

10.25 Agreement and Plan of Merger and Reorganization dated July 6, 1998, between the Registrant, QuickSilver Acquisition Corp. and QuickSilver Group, Inc., and Addendum dated September 2, 1998, to the Agreement and Plan of Merger and Reorganization between the Registrant, QuickSilver Acquisition Corp. and QuickSilver Group, Inc. (9)

23.01          Consent of KPMG Peat Marwick LLP

23.02          Consent of PricewaterhouseCoopers LLP

27             Financial Data Schedule

* Confidential treatment has been obtained for certain portions of this agreement

** Management contract or compensatory plan required to be filed as an exhibit to Form 10-K

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993, and incorporated herein by reference

(2) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1994, and incorporated herein by reference

(3) Filed as an Exhibit to the Company's Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference

(4) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

(5) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

(6) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference

(7) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

(8) Filed as an Exhibit to the Company's Registration Statement on Form S-8 that was declared effective on September 2, 1998, and incorporated herein by reference

(9) Filed as an Exhibit to the Company's Report on Form 8-K that was filed with the Securities and Exchange Commission on October 7, 1998, and incorporated herein by reference

(10) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(11) Filed as an Exhibit to the Company's Registration Statement on Form S-8 that was declared effective on October 22, 1998, and incorporated herein by reference

(12)           Filed as an Exhibit to this Form 10-K

ITEM 14(B).REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on October 7, 1998, discussing the acquisition of QuickSilver, the transfer of the NextNet technology to an entity of the same name in conjunction with the venture financing of that entity, and the change of the Company's name from "Racotek, Inc." to "Zamba Corporation." Financial statements included with the Form 8-K included the balance sheets of The QuickSilver Groups as of December 27, 1996, and December 26, 1997, statements of operations, statements of stockholders' equity, and statements of cash flows of The QuickSilver Group for each of the two years in the period ended December 26, 1997.

On January 26, 1999, the Company filed a Form 8-K to report the resignation of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountant, due to the intended commencement of a business relationship between the Company and the technology consulting practice of PwC. Subsequent to the 8-K filing, the Company has formally entered a business relationship with PwC.

On February 12, 1999, the Company filed a Form 8-K to report the retention of KPMG Peat Marwick LLP as the Company's new independent accountants.

Independent Auditors' Report


The Board of Directors and Stockholders
Zamba Corporation:

We have audited the consolidated financial statements of Zamba Corporation and subsidiary as of and for the year ended December 31, 1998 as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of and for the year ended December 31, 1998 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zamba Corporation and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 1998 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 15, 1999

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Zamba Corporation:

We have audited the financial statements and the financial statement schedule of Zamba Corporation, formerly known as Racotek, Inc. (the Company), as of December 31, 1997 and for each of the two years in the period ended December 31, 1997, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zamba Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/ PricewaterhouseCoopers LLP



Minneapolis, Minnesota
January 12, 1998

                                       ZAMBA CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 AND 1997


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS
                                                                 1998                1997
                                                            ----------------    ----------------
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                        $2,962              $3,103
    SHORT-TERM INVESTMENTS                                                -               2,233
    ACCOUNTS RECEIVABLE, NET                                          2,150                 561
    UNBILLED RECEIVABLES                                                284                   -
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                           299                 195
                                                            ----------------    ----------------

        TOTAL CURRENT ASSETS                                          5,695               6,092

    PROPERTY AND EQUIPMENT, NET                                       1,175                 786
    RESTRICTED CASH                                                     200                 355
    IDENTIFIABLE INTANGIBLE ASSETS, NET                               6,768                   -
    GOODWILL, NET                                                        38                   -
    OTHER ASSETS                                                         65                   4
                                                            ----------------    ----------------

        TOTAL ASSETS                                                $13,941              $7,237
                                                            ----------------    ----------------
                                                            ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    CURRENT INSTALLMENTS OF LONG-TERM DEBT                             $285                 $ -
    ACCOUNTS PAYABLE                                                    195                   6
    ACCRUED EXPENSES                                                    765                 651
    DEFERRED REVENUE                                                    334                 303
                                                            ----------------    ----------------

        TOTAL CURRENT LIABILITIES                                     1,579                 960
                                                            ----------------    ----------------

    LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                         1,240                   -
                                                            ----------------    ----------------

COMMITMENTS (NOTE 3)

        TOTAL LIABILITIES                                             2,819                 960
                                                            ----------------    ----------------

STOCKHOLDERS' EQUITY :
    PREFERRED STOCK, $0.01 PAR VALUE, 5,000,000 SHARES
        AUTHORIZED, NONE ISSUED OR OUTSTANDING                            -                   -
    COMMON STOCK, $0.01 PAR VALUE, 55,000,000 SHARES
        AUTHORIZED, 29,014,203 AND 24,998,558
        ISSUED AND OUTSTANDING AT DECEMBER 31, 1998
        AND 1997, RESPECTIVELY                                          290                 250
    ADDITIONAL PAID-IN CAPITAL                                       78,667              71,265
    ACCUMULATED DEFICIT                                             (67,835)            (65,088)
    PROMISSORY NOTE RECEIVABLE                                            -                (150)
                                                            ----------------    ----------------

        TOTAL STOCKHOLDERS' EQUITY                                   11,122               6,277
                                                            ----------------    ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $13,941              $7,237
                                                            ----------------    ----------------
                                                            ----------------    ----------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                ZAMBA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            1998               1997               1996
                                                      ----------------   ----------------   ----------------
NET REVENUES:
    SERVICES                                                    $7,771             $4,744             $4,977
    PRODUCTS                                                       350                876              1,906
                                                       ----------------   ----------------   ----------------
                                                                 8,121              5,620              6,883
COST AND EXPENSES:
    COST OF SERVICES                                             4,835              4,227              3,499
    COST OF PRODUCTS                                                 9              1,266              2,027
    RESEARCH AND DEVELOPMENT                                     1,163              3,286              4,211
    SALES AND MARKETING                                          2,209              4,149              6,249
    GENERAL AND ADMINISTRATIVE                                   1,895              2,463              2,000
    AMORTIZATION OF INTANGIBLES                                    936                  -                  -
                                                       ----------------   ----------------   ----------------

LOSS FROM OPERATIONS                                            (2,926)            (9,771)           (11,103)

OTHER INCOME (EXPENSE):
INTEREST INCOME                                                    225                427                859
INTEREST EXPENSE                                                   (46)                 -                  -
                                                       ----------------   ----------------   ----------------
                                                                   179                427                859


                                                       ----------------   ----------------   ----------------
NET LOSS                                                       ($2,747)           ($9,344)          ($10,244)
                                                       ----------------   ----------------   ----------------
                                                       ----------------   ----------------   ----------------

NET LOSS PER SHARE - BASIC AND DILUTED                          ($0.11)            ($0.37)            ($0.42)
                                                       ----------------   ----------------   ----------------
                                                       ----------------   ----------------   ----------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  25,712,000         24,931,750         24,372,464
                                                       ----------------   ----------------   ----------------
                                                       ----------------   ----------------   ----------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                     CONSOLIDATED FINANCIAL STATEMENTS.

                             ZAMBA CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                 COMMON STOCK
                                      -----------------------------------
                                                              ADDITIONAL                PROMISSORY      TOTAL
                                                    $0.01 PAR  PAID-IN    ACCUMULATED       NOTE     STOCKHOLDERS'
                                         SHARES       VALUE     CAPITAL     DEFICIT     RECEIVABLE      EQUITY
                                      ------------- ---------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995           24,043,446      $240    $70,638      ($45,500)          $-       $25,378

EXERCISE OF STOCK OPTIONS                  696,847         7        240             -            -           247

NET LOSS                                         -         -          -       (10,244)           -       (10,244)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996           24,740,293       247     70,878       (55,744)           -        15,381

EXERCISE OF STOCK OPTIONS                  258,265         2        241             -            -           243

STOCK OPTIONS ISSUED TO CONSULTANTS              -         1        146             -            -           147

NET LOSS                                         -         -          -        (9,344)           -        (9,344)

PROMISSORY NOTE RECEIVABLE                       -         -          -             -         (150)         (150)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997           24,998,558       250     71,265       (65,088)        (150)        6,277

EXERCISE OF STOCK OPTIONS                  143,330         2        176             -            -           178

SHARES ISSUED IN ACQUISITION             2,337,980        23      2,929             -            -         2,952

OPTIONS AND WARRANTS ISSUED IN
  ACQUISITION                                    -         -      1,275             -            -         1,275

ISSUANCE AND CONVERSION OF
  PREFERRED TO COMMON                    1,000,000        10      1,990             -            -         2,000

CONVERSION OF NOTE TO COMMON STOCK         534,335         5      1,032             -            -         1,037

FORGIVENESS OF PROMISSORY NOTE
  RECEIVABLE                                     -         -          -             -          150           150

NET LOSS                                         -         -          -        (2,747)           -        (2,747)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998           29,014,203      $290    $78,667      ($67,835)          $-       $11,122
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                     CONSOLIDATED FINANCIAL STATEMENTS.

                             ZAMBA CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(IN THOUSANDS)


                                                                 1998            1997           1996
                                                            --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                       ($2,747)      ($9,344)      ($10,244)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                               1,436         1,011            969
     LOSS ON SALE OF FIXED ASSETS                                    8             -              -
     WRITE-DOWN OF FIXED ASSETS                                      -           519              -
     FORGIVENESS OF PROMISSORY NOTE RECEIVABLE                     150             -              -
     PROVISION FOR BAD DEBTS                                        13           118            233
     WRITE-DOWN OF INVENTORIES                                       -           207          1,110
     AMORTIZATION OF PREMIUMS (DISCOUNTS) ON INVESTMENTS           (17)            8            (94)
     STOCK ISSUED FOR CONSULTING SERVICES                            -           147              -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                            53           937           (195)
     UNBILLED RECEIVABLES                                         (284)            -              -
     INVENTORIES                                                     -           167           (179)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                      54            99            224
     ACCOUNTS PAYABLE                                             (335)         (651)            19
     ACCRUED EXPENSES                                             (604)          (95)          (232)
     DEFERRED REVENUE                                              (76)          168             13
                                                            --------------  -------------  -------------
       NET CASH USED IN OPERATING ACTIVITIES                    (2,349)       (6,709)        (8,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF INVESTMENTS                                    (2,327)       (2,250)       (18,712)
     PROCEEDS FROM MATURITY OF INVESTMENTS                       4,577         9,000         25,512
     PURCHASE OF PROPERTY AND EQUIPMENT                           (245)         (105)          (313)
     PROCEEDS FROM SALE OF FIXED ASSETS                             91             -              -
     ACQUISITION,  NET OF CASH ACQUIRED                         (2,128)            -              -
     PAYMENTS ON DEBT                                              (39)            -              -
     OTHER                                                         (54)            3             86
                                                            --------------  -------------  -------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (125)        6,648          6,573

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM EXERCISES OF OPTIONS AND WARRANTS               178           243            247
     PROCEEDS FROM SALE OF PREFERRED STOCK                       2,000             -              -
     CHANGES IN RESTRICTED CASH                                    155           115            115
     ADVANCE TO STOCKHOLDER                                          -          (150)             -
                                                            --------------  -------------  -------------
         NET CASH PROVIDED BY  FINANCING ACTIVITIES              2,333           208            362

                                                            --------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (141)          147         (1,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,103         2,956          4,397
                                                            --------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $2,962        $3,103         $2,956
                                                            --------------  -------------  -------------
                                                            --------------  -------------  -------------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:
Zamba Corporation ("Zamba" or "the Company") is a national dedicated customer care consulting company. The Company's services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations and improve overall communication with customers. Prior to October 1998, the Company was known as Racotek, Inc.

BASIS OF REPORTING
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was acquired during 1998 (see
Note 4). All intercompany accounts and balances have been eliminated in consolidation.

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

The Company had no non-cash equivalent investments as of December 31, 1998 and in 1997, investments were considered by management to be "held to maturity," and therefore were reported at their amortized cost. Amortization of premiums or discounts are included in results of operations (see Note 2).

REVENUE RECOGNITION:
Revenues from fixed bid contracts are recognized as the services are performed based on the percent-of-completion method (the ratio of hours incurred to total estimated hours to complete the contract). Revenue from time and material contracts are recognized as the services are performed. Customer support revenues are recognized ratably over the term of the underlying support agreements.

Deferred revenue is comprised of amounts received or billed in advance of services to be performed. Unbilled revenue represents amounts recognized on services performed in advance of billings in accordance with the terms of the contract.

Revenue from software sold under license agreements, included in product revenue, is recognized as revenue upon shipment if there are no post-delivery obligations, and if the terms of the agreement are such that the payment of the obligation is non-cancelable and non-refundable. Generally, other product revenue is recognized upon shipment.

Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition". The adoption of this SOP has had no effect on the Company's revenue recognition practices or any impact on its financial position or results of operations.

RESEARCH AND DEVELOPMENT COSTS:
The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the product is available for general release to customers and is computed on the basis of each

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

product's projected revenues, but not less than on a straight-line basis over the remaining estimated economic life of the product.

There were no software development costs capitalized during 1998, 1997, and 1996. Amortization expense of $0, $121,000, and $120,000 relating to capitalized costs was recognized for the years ended December 31, 1998, 1997, and 1996, respectively.

All other research and development expenditures are charged to expense as incurred.

After the transfer of the NextNet technology in September 1998 (see Note 6) the Company does not anticipate significant research and development projects and expenses in 1999.

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

INTANGIBLE ASSETS:
Intangible assets are being amortized over the economic useful lives of between two and five years.

The Company assesses the potential impairment of its intangible assets based on anticipated cash flows from operations. No impairment charges were recorded in 1998, 1997 or 1996.

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

STOCK-BASED COMPENSATION:
The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by Statements of Financial Accounting Standards (SFAS) No. 123. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

NET LOSS PER SHARE:
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Assumed conversion shares were excluded from the net loss per share computation as their effect is antidilutive. Common stock options could potentially dilute basic earnings per share in future periods if the Company generates net income.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

BUSINESS SEGMENTS:
Effective at year-end 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. The Company reports its operations as a single segment under SFAS No. 131.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   SELECTED BALANCE SHEET INFORMATION:


                                                          DECEMBER 31,
                                                         (IN THOUSANDS)
                                                         --------------
 Accounts Receivable, Net:                            1998                  1997
                                                      ----                  ----
 Accounts receivable                               $ 2,377              $    785
 Less allowance for doubtful accounts                 (227)                 (224)
                                                   -------              --------
                                                   $ 2,150              $    561
                                                   -------              --------
                                                   -------              --------
 Property and Equipment, Net:
 Computer equipment                                $ 2,462              $  1,453
 Furniture and equipment                               507                   679
 Leasehold improvements                                186                   106
                                                   -------              --------
                                                     3,155                 2,238
 Less accumulated depreciation
   and amortization                                 (1,980)               (1,452)
                                                   -------              --------
                                                   $ 1,175              $    786
                                                   -------              --------
                                                   -------              --------
 Accrued Expenses:
 Compensation and relocation                        $  140              $    169
 Vacation                                              265                   120
 Deferred rent                                           -                   101

 Accrued legal                                          50                    55
 Accrued capital purchases                              50                     -
 Other                                                 260                   206
                                                   -------              --------
                                                    $  765              $    651
                                                   -------              --------
                                                   -------              --------

INVESTMENTS
The Company's investments consisted of $0 and $2.23 million of U.S. Government and agency debt securities in 1998 and 1997, respectively, including unamortized discounts of $17,000 in 1997.

3.   LEASE COMMITMENTS:

The Company maintains its corporate office in Minnesota and operating offices in California and Massachusetts under terms of noncancelable operating leases which expire between August 2000 and May 2003. These leases require the Company to pay a pro rata share of the lessor's operating costs.

The Minnesota lease requires Zamba to maintain a restricted cash balance as security for the Company's obligations under the lease. The remaining leases require the Company to provide security deposits as part of the lease agreement. Total rent expense, including a pro rata share of the lessor's operating costs, were $286,000, $767,000, and $642,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

In 1997, the Company recorded an accrual of $93,000 to recognize costs to be incurred under terms of a prior lease agreement for other premises in excess of estimated sublease income to be earned under terms of the sublease agreement for those premises.

Future minimum lease payments under noncancelable operating leases are as follows:



               Year Ending December 31                    Operating Leases
               -----------------------                    ----------------
                                                           (in thousands)
                        1999                                   $ 596
                        2000                                     525
                        2001                                     183
                        2002                                     114
                        2003                                      48


4.   ACQUISITION:

On September 22, 1998, the Company completed the acquisition of the QuickSilver Group, Inc., ("QuickSilver") a customer care consulting company specializing in software package implementation for call center management, sales automation , marketing automation, and automated field service and sales. The acquisition is intended to be a tax free reorganization under the Internal Revenue Code of 1986, and for financial statement purposes has been recorded using the purchase method of accounting. The consolidated financial statements of the Company include the results of QuickSilver since September 22, 1998. The purchase price consists of the following :


                                                           (in thousands)
 Cash Paid                                                     $ 2,416
 Notes payable (see Note 5)                                      2,162
 Equity Common Stock                                                23
   Additional Paid In Capital - Common Stock                     2,929
   Additional Paid in Capital - Options Exchanged                  684
   Additional Paid in Capital - Warrants Exchanged                 579
                                                               -------
                                                               $ 8,793
                                                               -------
                                                               -------


The fair value of net tangible assets acquired was $1.09 million. The fair value of the identifiable intangible assets acquired was $7.70 million and was recorded in the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.

PROFORMA RESULTS

The following table presents the consolidated results of operations for the Company for 1998 and 1997 on an unaudited pro forma basis as if the acquisition had taken place at the beginning of each year:


                                             UNAUDITED PRO FORMA
                                             -------------------
                                                (in thousands)

                                              1998           1997
                                              ----           ----
Total revenue                                $9,992         $11,530
Net (loss)                                   (7,631)        (13,020)
Net (loss) per share - basic and diluted      (0.28)          (0.48)


ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

5.   NOTES PAYABLE:

As part of the acquisition of QuickSilver, the Company issued $2.16 million in promissory notes payable. Interest on the notes is computed at 7% of the outstanding balance and is paid quarterly on the final day of each quarter, commencing December 31, 1999, and ending December 31, 2003. Principal payments are due quarterly on the last day of each quarter in 16 equal installments, commencing December 31, 1999. Holders may request conversion of their notes to common stock of Zamba. Conversion, which is computed at fair market value, is at the sole and absolute discretion of Zamba's Board of Directors. On December 30, 1998, $1.02 million of the notes were converted to common stock, in addition to $19,000 of interest payable related to such notes.

As part of the acquisition of QuickSilver, the Company also acquired debt related to loan obligations. Loan payments are made monthly and consist of principal and interest which is computed at a rate of 9.75%. Of these obligations, $77,000 are payable in 1999 and $12,000 are payable in 2000.

The Company also acquired debt related to third party obligations. Payments on these obligations are made monthly and consist of principal and interest. Intrest on these obligations range from 9.59% to 20.21%. Of these third party obligations, $36,000 are payable in 1999 and $6,000 are payable in 2000.

In September of 1998, the Company purchased software for $300,000. A down payment of $50,000 was made and the payment plan allows the Company to defer payment of $100,000 until September of 1999 and $150,000 until September of 2000.

Aggregate annual maturities of notes payable, subsequent to December 31, 1998, are as follows:


               Year Ending December 31                    Payments on Notes
               -----------------------                    -----------------
                                                           (in thousands)
                        1999                                   $ 285
                        2000                                     454
                        2001                                     286
                        2002                                     286
                        2003                                     214


Cash paid for interest charges in 1998 was $5,000. No cash was paid for interest charges in 1997 or 1996.

6.   NEXTNET:

On September 21, 1998, the Company transferred its patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of $8.0 million in private investment capital to fund the further development of the technology. The Company received forty-four percent (44%) ownership of the new company NextNet in exchange for the technology. The Company's investment in NextNet, the new company, is carried at $0, the historical carrying basis of the technology transferred, as amounts incurred by the Company up to the date of the transfer were charged to research and
development expense.    The Company does not have  any obligations to provide
funding for this investment.

7.   STOCKHOLDERS' EQUITY:

The Company's stock incentive and option plans provide for grants of stock options and stock awards. The number of common shares available for grant pursuant to the plans were 3,107,226, 621,753, and 420,611 as of December 31, 1998, 1997 and 1996, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

The following table details option activity:

                                                                    Weighted
                                                                     Average
                                                     Price Per      Exercise
                                      Options         Option          Price
 Balances, December 31, 1995          2,833,925    $ 0.10-12.625    $ 2.08

 Granted                              1,215,346      3.625-6.00       5.35
 Exercised                             (696,847)      0.10-4.75       0.96
 Canceled                              (440,752)     0.40-12.625      4.90
 Balances, December 31, 1996          2,911,672      0.10-12.625      3.04

 Granted                              2,078,572      1.50-4.3125      2.37
 Exercised                             (255,265)      0.20-3.88       1.16
 Canceled                            (1,284,714)     0.10-12.625      5.06
 Balances, December 31, 1997          3,450,265      0.20-12.625      2.69

 Granted                              6,061,492      1.50-4.325       1.93
 Exercised                             (143,330)      0.20-3.25       1.38
 Canceled                            (3,090,228)      1.50-7.25       2.75
 Balances, December 31, 1998          6,278,199    $ 0.20-12.625      1.83

 Options exercisable at
   December 31, 1998                  2,025,768    $ 0.20-12.625    $ 1.99

On October 13, 1998, the Company repriced outstanding stock options held by an officer to the market value of the Company's stock as of October 13, 1998. In connection with the repricing of outstanding stock options, all repriced options started vesting on October 13, 1998, and become exercisable over periods of up to four years from October 13, 1998. A total of 500,000 options, with an original exercise price of $3.25, were repriced to $1.75.

On January 20, 1998, the Company repriced outstanding stock options held by officers to the market value of the Company's stock as of January 20, 1998. In connection with the repricing of outstanding stock options, all repriced options started vesting on January 20, 1998, and become exercisable over periods of up to four years from January 20, 1998. A combined total of 400,000 options, with original exercise prices ranging from $3.00 to $3.9375, were repriced to $2.00

On October 20, 1997, the Company repriced outstanding stock options held by employees to the market value of the Company's stock as of October 20, 1997. In connection with the repricing of outstanding stock options, all repriced options started vesting on October 20, 1997, and become exercisable over periods of up to four years from October 20, 1997. Approximately 293,000 options, with original exercise prices ranging from $2.25 to $12.625, were repriced to $1.50.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY, CONTINUED:

STOCK-BASED COMPENSATION:
No compensation cost has been recognized for stock options granted to employees or directors under the 1989 Stock Option Plan, the 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1998 Non-Officers Plan or the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. (collectively referred to as "the Plans"). Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1998, 1997 and 1996, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                       (In thousands, except per share amounts)

                                        1998            1997           1996
                                        ----            ----           ----
 Net loss           As reported       $(2,747)        $(9,344)      $(10,244)
                    Pro forma          (4,982)        (10,508)       (11,180)
 Net loss per
 share -            As reported         (.11)          (.37)          (.42)
  basic and
 diluted            Pro forma           (.20)          (.42)          (.46)


The pro forma effect on the net loss for 1998, 1997 and 1996 is not fully representative of the pro forma affect on net earnings (loss) in future years because these years do not take into consideration pro forma compensation expense related to grants made prior to 1995. In relation to the option repricing described previously, the above proforma compensation expense includes $120,000 and $37,000, for 1998 and 1997, respectively.

The aggregate fair value of options granted during 1998, 1997 and 1996, respectively, was $3.53 million, $881,000 and $1.67 million for the 1993 Equity Incentive Plan, $47,000, $193,000, and $328,000 for the 1993 Directors Option Plan, $687,000, $0, and $0 for the 1998 Non-Officer Option Plan and $351,000, $0, and $0 for the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the
Plans:


 Assumptions                    1998              1997              1996
--------------------------------------------------------------------------------
 Risk-free interest rates   4.18% - 5.71%     5.27% - 6.77%     5.27% - 6.77%
 Volatility                      79%               36%               50%
 Expected lives (months)         60                60                60
--------------------------------------------------------------------------------


The Company does not anticipate paying dividends in the near future.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


                      Options Outstanding                Options Exercisable
              -------------------------------------     --------------------
                             Weighted-
                 Number       Average     Weighted-      Number       Weighted-
   Range of   Outstanding    Remaining     Average    Exercisable      Average
   Exercise   at December   Contractual    Exercise        at          Exercise
    Prices      31, 1998        Life        Price    December 31, 1998  Price
--------------------------------------------------------------------------------
$0.20 -  .84     606,055        6.29       $   0.41       468,723      $ 0.34
 1.50 - 2.38   4,518,602        9.13           1.71     1,047,569        1.70
 2.44 - 3.88     810,036        8.62           3.00       186,916        3.22
 4.12 - 5.13     313,881        7.37           4.70       293,185        4.73
 5.50 -12.63      29,625        6.49           6.84        29,375        6.84
--------------------------------------------------------------------------------


PREFERRED STOCK:
The Company's certificate of incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 and allows the Company's Board of Directors, without obtaining the stockholders' approval, to issue preferred stock. In October 1998, 1.0 million shares of preferred stock were purchased by the chairman of the

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Board of Directors of the Company for $2.00 per share. These shares converted by their terms to common stock on December 29, 1998. There were no preferred shares issued or outstanding as of December 31, 1998 or 1997.

WARRANTS:
In connection with the acquisition of QuickSilver stock warrants to purchase QuickSilver common stock were converted to 462,247 warrants to purchase Zamba common stock. These warrants are immediately exercisable, but the underlying acquired shares cannot be sold until after March 22, 1999, and expire on March 9, 2008.

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

8.   INCOME TAXES:

The Company has incurred net operating losses since inception. Because of the uncertainty about whether the Company will have taxable earnings in the future, the Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

At December 31, 1998, the Company has approximately $70.8 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005. The use of these carryforwards in any one year is limited under Internal Revenue Code Section 382 because of significant ownership changes. In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

8.   INCOME TAXES, CONTINUED:

The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate, as follow:


                                                               1998
                                                               ----
 Expected federal benefit                                 $  (934,000)
 Change in valuation allowance                              1,649,000
 State taxes, net                                            (165,000)
 Subsidiary net operating loss acquired                      (860,000)
 Amortization                                                 375,000
 Other                                                      (  65,000)
                                                          -----------
 Total benefit                                            $         -
                                                          -----------
                                                          -----------

Valulation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 1998, 1997 and 1996.

The tax effect of items that comprise a significant portion of deferred tax assets is:


                                               1998              1997
                                               ----              ----
 Deferred tax assets:
    Net operating loss carryforwards    $ 28,328,000        $ 26,796,000
    Tax credits                              670,000             627,000
    Other                                    504,000             430,000
    Valuation allowance                  (29,502,000)        (27,853,000)
                                         -----------         -----------
         Net deferred tax asset         $          -        $          -
                                         -----------         -----------


Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.


9.   EMPLOYEE SAVINGS PLAN:

The Company offers a 401(k) defined contribution benefit plan for which all regular employees are eligible. Participants may contribute up to 20% of their compensation in any plan year subject to an annual limitation. Employer contributions may be made at the discretion of the Company's Board of Directors. No Company contributions have been made to the Plan.


10.  MAJOR CUSTOMERS:

A portion of the Company's revenues have been derived from major clients for the years ended December 31, 1998, 1997 and 1996 as follows:

                                  1998                1997                 1996
                 -------------------------------------------------------------
Customer 1                        18%                  7%                   5%
Customer 2                        11%                  5%                    -
Customer 3                          -                  8%                  11%


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash and cash equivalents, short-term investments and long-term debt approximates fair value because of the short maturity of those instruments.

                           ZAMBA CORPORATION
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS
                             (IN THOUSANDS)


                        COLUMN A                                COLUMN B           COLUMN C           COLUMN D         COLUMN E
--------------------------------------------------    ----------------------------------------------------------------------------
                                                               BALANCE AT         ADDITIONS          DEDUCTIONS       BALANCE AT
                                                              BEGINNING OF        CHARGED TO            FROM            END OF
                       DESCRIPTION                               PERIOD            EXPENSE           ALLOWANCE          PERIOD
--------------------------------------------------    ----------------------------------------------------------------------------
            Year ended December 31, 1998
Allowance for doubtful accounts (deducted
from accounts receivable).........................                   $224                $13               ($10)            $227


            Year ended December 31, 1997
Allowance for doubtful accounts (deducted
from accounts receivable).........................                    340                118               (234)             224

Inventory obsolescence reserve (deducted
from inventories).................................                    856                207             (1,063)               0


            Year ended December 31, 1996
Allowance for doubtful accounts (deducted
from accounts receivable).........................                    197                233                (90)             340

Inventory obsolescence reserve (deducted
from inventories).................................                    353              1,110               (607)             856

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZAMBA CORPORATION

Date:  March 29, 1999              By  /s/ Paul D. Edelhertz
                                       -----------------------------------------
                                           Paul  D. Edelhertz,
                                           President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Paul Edelhertz and Michael H. Carrel, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                         Date
----                               -----                         ----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Paul D. Edelhertz              President and Chief           March 29, 1999
------------------------           Executive Officer
Paul D. Edelhertz


PRINCIPAL FINANCIAL OFFICER


/s/ Michael H. Carrel              Vice President and Chief      March 29, 1999
------------------------           Financial Officer
Michael H. Carrel


OTHER DIRECTORS:


/s/ Joseph B. Costello             Chairman of the Board         March 29, 1999
------------------------
Joseph B. Costello


/s/ Dixon R. Doll                  Director                      March 29, 1999
------------------------
Dixon R. Doll


/s/ Michael A. Fabiaschi           Director                      March 29, 1999
-------------------------
Michael A. Fabiaschi


/s/ Thomas W. Minick               Vice President and Director   March 29, 1999
-------------------------
Thomas W. Minick

ANNUAL MEETING

The Zamba Corporation annual stockholders' meeting will be held at the Marriott City Center, 30 South Seventh Street, Minneapolis, Minnesota, 55402, at 3:00 p.m. C.S.T. on Thursday, May 20, 1999.

SHAREHOLDER INFORMATION

Zamba common stock trades on the Nasdaq National Market under the symbol ZMBA. Stockholders and prospective investors are welcome to call, write or fax Zamba with questions or requests for additional information. Copies of Zamba's Annual Report on Form 10-K for the year ended December 31, 1998, may be obtained without charge by directing inquiries to:

ZAMBA CORPORATION                         DIRECTORS                                    CORPORATE OFFICERS
INVESTOR RELATIONS                        Joseph B. Costello                           Paul D. Edelhertz
7301 OHMS LANE, SUITE 200                 Chairman of the Board                        President and Chief
MINNEAPOLIS, MN  55439                    Zamba Corporation                            Executive Officer
TEL: 612-832-9800                         Chairman and Chief Executive Officer
FAX: 612-832-9383                         think3                                       Michael H. Carrel
WEBSITE: http:\\www.gozamba.com                                                        Vice President and
                                          Paul D. Edelhertz                            Chief Financial
Transfer Agent                            President and Chief Executive Officer        Officer
Norwest Bank Minnesota, N.A.              Zamba Corporation
Stock Transfer Department                                                              Thomas W. Minick
161 North Concord Exchange                Dixon R. Doll                                Vice President
P.O. Box 738                              Founder and Chairman
South St. Paul, MN  55075-0738            Doll Capital Management                      John G. Higgins
Tel: 612-450-4101                                                                      Vice President
Fax: 612-450-4078                         Michael A. Fabiaschi
                                          President and Chief Executive Officer        Todd X. Fitzwater
Independent Auditors                      LPA Software, Inc.                           Vice President
KPMG Peat Marwick LLP
Minneapolis, MN                           Thomas W. Minick
                                          Vice President
                                          Zamba Corporation

                                          COMMITTEES OF THE BOARD

                                          AUDIT COMMITTEE
                                          Joseph B. Costello
                                          Michael A. Fabiaschi

                                          COMPENSATION COMMITTEE
                                          Joseph B. Costello
                                          Dixon R. Doll