Form 10-Q
period 1999-03-31
ZAMBA CORP
filed 1999-05-17
CIK 883741

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                    COMMISSION FILE NUMBER  0-22718
                                            -------

                             ZAMBA CORPORATION
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    #41-1636021
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         7301 OHMS LANE, SUITE 200, MINNEAPOLIS, MINNESOTA 58439
      (Address of principal executive offices, including zip code)

                            (612) 832-9800
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              OUTSTANDING AT
                   CLASS                      MARCH 31, 1999
                   -----                      --------------
      Common Stock, $0.01 par value              29,505,828

------------------------------------------------------------------------------
------------------------------------------------------------------------------

THIS REPORT CONSISTS OF 15 SEQUENTIALLY NUMBERED PAGES.

                            ZAMBA CORPORATION

                                  INDEX

                      PART I -- FINANCIAL INFORMATION



                                                                    PAGE NO.
                                                                    --------
Item 1.     Financial Statements (Unaudited)

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1999, and 1998            3

               Consolidated Balance Sheets as of March 31,
                 1999, and December 31, 1998                            4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1999, and 1998            5

               Consolidated Notes to Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

Item 3.     Not Applicable

                     PART II -- OTHER INFORMATION

Items
1-5.        Not applicable                                             12

Item 6.     Exhibits and Reports on Form 8-K                           12

Signatures                                                             13


                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               ZAMBA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Net revenues:
  Services                                                  $4,773    $1,334
  Products                                                      50        70
                                                           --------  --------
                                                             4,823     1,404
Costs and expenses:
  Project costs                                              2,785       500
  Other costs                                                  594       163
  Research and development                                       -       384
  Sales and marketing                                          523       478
  General and administrative                                 1,024       451
  Amortization of intangibles                                  936         -
                                                           --------  --------

Loss from operations                                        (1,039)     (572)


Other Income (expense):
Interest income                                                 23        76
Interest expense                                               (24)        -
                                                           --------  --------
                                                                (1)       76

Net loss                                                   ($1,040)    ($496)
                                                           --------  --------
                                                           --------  --------

Net loss per share- basic and diluted                       ($0.04)   ($0.02)
                                                           --------  --------
                                                           --------  --------

Weighted average shares outstanding                         29,061    25,001
                                                           --------  --------
                                                           --------  --------



   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAMBA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                          ASSETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1999             1998
                                                              ------------    --------------
Current assets:
  Cash and cash equivalents                                        $3,295            $2,962
  Accounts receivable, net                                          3,859             2,150
  Unbilled receivables                                                 71               284
  Prepaid expenses and other current assets                           244               299
                                                              ------------    --------------
                          Total current assets                      7,469             5,695

Property and equipment, net                                         1,163             1,175
Restricted cash                                                       200               200
Indentifiable intangible assets, net                                5,838             6,768
Goodwill, net                                                          95                38
Other assets                                                           65                65
                                                              ------------    --------------
                           Total assets                           $14,830           $13,941
                                                              ------------    --------------
                                                              ------------    --------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current installments of long-term debt                             $265              $285
  Accounts payable                                                    962               195
  Accrued expenses                                                  1,075               765
  Deferred revenue                                                  1,183               334
                                                              ------------    --------------
                       Total current liabilities                    3,485             1,579
                                                              ------------    --------------
  Long-term debt, less current liabilities                          1,121             1,240
                                                              ------------    --------------
Commitments

                    Total liabilities                               4,606             2,819
                                                              ------------    --------------

Stockholders' equity:
  Common stock, $0.01 par value, 55,000 shares
   authorized, 29,506 and 29,014 issued and
   outstanding at March 31, 1999 and December 31, 1998,
   respectively                                                       295               290
  Additional paid-in capital                                       78,804            78,667
  Accumulated deficit                                             (68,875)          (67,835)
                                                              ------------    --------------
                        Total stockholders' equity                 10,224            11,122
                                                              ------------    --------------
               Total liabilities and stockholders' equity         $14,830           $13,941
                                                              ------------    --------------
                                                              ------------    --------------



   The accompanying notes are an integral part of the consolidated financial statements.

                                 ZAMBA CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



(IN THOUSANDS)                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                --------------------------
                                                                 1999               1998
                                                                --------          --------
Cash flows from operating activities:
   Net loss                                                     ($1,040)            ($496)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 1,104               118
    Provision for bad debts                                          25                 -
    Amortization of discounts on investments                          -                 2
    Changes in operating assets and liabilities:
     Accounts receivable                                         (1,734)               39
     Unbilled receivables                                           214                 -
     Prepaid expenses and other current assets                       52                (2)
     Accounts payable                                               766               142
     Accrued expenses                                               311              (171)
     Deferred revenue                                               849               (85)
                                                                --------          --------
        Net cash provided by (used in) operating activities         547              (453)


Cash flows from investing activities:
   Purchase of investments                                            -            (1,927)
   Proceeds from maturity of investments                              -             1,600
   Purchase of equipment                                           (153)               (8)
   Payment on debt                                                  (35)                -
   Other                                                            (60)                -
                                                                --------          --------
        Net cash used in investing activities                      (248)             (335)


Cash flows from financing activities:
   Proceeds from exercises of stock options and warrants             34                28
                                                                --------          --------
        Net cash provided by financing activities                    34                28

                                                                --------          --------
Net change in cash and cash equivalents                             333              (760)
Cash and cash equivalents, beginning of period                    2,962             3,103
                                                                --------          --------
Cash and cash equivalents, end of period                         $3,295            $2,343
                                                                --------          --------
                                                                --------          --------


                The accompanying notes are an integral part of the consolidated financial statements.

                                          ZAMBA CORPORATION
                                   NOTES TO FINANCIAL STATEMENTS

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation ("Zamba" or the "Company") as of March 31, 1999, and for the three month periods ended March 31, 1999, and 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of March 31, 1999, and our results of operations and cash flows for the reported period. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1998, which were included in our 1998 Annual Report on Form 10-K.

Note B.  Net Loss per Share:

We incurred net losses for the three month periods ended March 31, 1999 and 1998, and excluded assumed conversion shares from the diluted loss per share computation, because their effect is anti-dilutive. At March 31, 1999, we had 8,059,759 stock options outstanding, which may be dilutive in future periods.

Note C.  Selected Balance Sheet Information:

(in thousands)                                           March 31, 1999    December 31, 1998
                                                         --------------    -----------------
                                                           (Unaudited)
Accounts receivable, net:
   Accounts receivable                                       $ 4,109            $ 2,377
   Less allowance for doubtful accounts                         (250)              (227)
                                                             --------           --------
                                                             $ 3,859            $ 2,150
                                                             --------           --------
                                                             --------           --------
Property and equipment, net:
   Computer equipment                                        $ 2,548            $ 2,462
   Furniture and equipment                                       575                507
   Leasehold improvements                                        186                186
                                                             --------           --------
                                                               3,309              3,155
   Less accumulated depreciation and amortization             (2,146)            (1,980)
                                                             --------           --------
                                                             $ 1,163            $ 1,175
                                                             --------           --------
                                                             --------           --------

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

The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenue in a particular quarter.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Revenues increased 243% to $4.82 million in 1999 compared to $1.40 million in 1998. The increase in revenues is due to Zamba's acquisition of The QuickSilver Group ("QuickSilver") in September 1998 and growth in the combined business since the acquisition. 1999 revenues include $4.77 million of service revenue and $50,000 of product revenue, as compared to $1.33 million of service revenue and $70,000 of product revenue in 1998. The increase in service revenue is primarily due the Company's transition to the sale of system integration services, the QuickSilver acquisition, and increased market acceptance of the Company's services. The decrease in product revenue is due to the Company's transition away from selling stand-alone software products. The Company expects services revenues to increase throughout 1999 while product revenues should continue to decline.

     Project costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense Zamba incurs in providing its services. Project costs were $2.79 million or 58% of net revenues in 1999 compared to $500,000 or 36% in 1998. The increase was primarily due to the increase in project personnel. Project personnel increased as a result of the acquisition of QuickSilver, the Company's change in focus from software to services, and the increased number and size of the Company's engagements. The Company expects project personnel costs to increase on a dollar basis throughout 1999 in order to deliver revenue growth from customer care services.

     Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $594,000 or 12% of net revenues in 1999 compared to $163,000 or 12% of net revenues in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel which are necessary to develop the Company's infrastructure to support the Company's anticipated growth.

     No research and development expenses were incurred in the first quarter of 1999 compared to $384,000 in 1998. The 1998 expenses represent costs we incurred to develop NextNet before completing the outside financing for NextNet on September 21, 1998, as discussed in our Form 10-K for the year ended December 31, 1998. We do not expect to incur any research and development costs in 1999.

     Sales and marketing expenses were $523,000 or 11% of net revenues in 1999 compared to $478,000 or 34% of net revenues in 1998. The increase in dollar terms is due to the hiring of additional direct sales personnel. The decrease in percentage terms is due to the Company's increased revenue and its success in the marketplace. The Company expects the amount spent for sales and marketing costs to increase slightly throughout 1999 as we grow our staff and pay commissions for the expected increase in sales.

     General and administrative expenses were $1.02 million or 21% of net revenues in 1999 compared to $451,000 or 32% of net revenues in 1998. The increase in dollar terms is primarily due to Zamba's acquisition of QuickSilver and the related increase in staff headcount as well as increased facilities and depreciation expenses. The decrease in percentage terms mostly reflects the Company's increased revenues. The Company anticipates general and administrative costs to increase on a dollar basis over the next several quarters as the Company continues to expand geographically and invest in developing a technology infrastructure to support its anticipated revenue and headcount growth.

     Intangible asset amortization expense was $936,000 in 1999 compared to $0 in 1998. This increase is due to the acquisition of QuickSilver. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years.

     Interest income was $23,000 in 1999 compared to $76,000 in 1998. The decrease is due to decreases in Zamba's cash and investment balances, which were used to fund operating activities.

     Interest expense was $24,000 in 1999 compared to $0 in 1998. The increase is due to interest charges paid on debt acquired as result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $3.29 million and working capital of $3.98 million. In the first quarter of 1999, $547,000 was provided from operating activities compared to the $453,000 used in operating activities in the same period in 1998. The increase in cash provided from operating activities is due to a more focused effort on cash management. During the first quarter of 1999 the company used $248,000 in investing activities. The Company believes its existing capital resources will be sufficient to meet its capital requirements into 2000.

YEAR 2000

Year 2000 computer issues create risks for the Company. The full extent and scope of such risks have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided or utilized by third parties do not correctly recognize and process date information beyond the year 1999, material adverse effects on the Company's business, operating results, and financial condition could result.

To address Year 2000 issues, the Company has initiated a program designed to address the most critical Year 2000 items that would affect the Company's products and the operations of the following functions: operations, finance, sales and human resources. The Company has not commenced work on contingency plans to address potential problems with its internal systems or the systems of its supplier and customers or other third parties.

In December 1998, the Company commenced a program to inventory, assess, remediate, and test the Year 2000 capability of the Zamba software products. All Zamba Year 2000 activities concerning the Company's current products are expected to be completed by October 1999.

Other Year 2000 issues primarily consist of assessing the Year 2000 impact for outside vendors, customers, and facilities. Project plans are being developed and will include the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project plans, 1999 budgets and the remaining inventories will be completed by the end of the second quarter of 1999. This effort will be followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by the end of the second quarter of 1999.
The remediation (modification or replacement of existing software or systems) and the testing phases of the project plans are expected to take place throughout most of 1999 and are estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

The Company has spent nominal amounts to date and doesn't expect the total cost associated with required modifications to become Year 2000 ready to be significant or to have a material adverse effect on the Company's business, operating results and financial condition. The Company's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. New developments may occur that could affect the Company's estimates for the required modifications to become Year 2000 ready. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modifications success needed to achieve full implementation.

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

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2000, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company has no derivative financial instruments. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on the financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has debt at a fixed interest rate of 7%, as described in
Item 7A in the 1998 Annual Report to Shareholders on Form 10-K. There has been no material change to this information.

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

In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to the Company's inability to hire and retain qualified personnel, the risk that the Company may need to enhance products and services beyond what is currently planned, the levels of promotion and marketing required to promote the Company's products and services so as to attain a competitive position in the marketplace, or other risks and uncertainties identified in this Quarterly Report and the Company's other filings with the SEC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
       None

ITEM 2. CHANGES IN SECURITIES.
       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None

ITEM 5. OTHER INFORMATION
       None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)     Exhibits

(b)     Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZAMBA CORPORATION

                                       By:  /s/ Paul Edelhertz
                                            ------------------
                                            Paul Edelhertz
                                            President and Chief Executive
                                            Officer

                                       By:  /s/ Michael H. Carrel
                                            ---------------------
                                            Michael H. Carrel
                                            Chief Financial Officer


                                       Dated: May 17, 1999

                                 EXHIBIT INDEX

------------------------------------------------------------------------------------
                                                               SEQUENTIALLY NUMBERED
EXHIBIT NUMBER                    TITLE                                 PAGE
------------------------------------------------------------------------------------
10.01**                  Letter agreement by and between
                         Registrant and Peter Marton dated
                         March 9th, 1999.                                 15
------------------------------------------------------------------------------------

** Management contract or compensation plan