Form 10-Q
period 1999-06-30
ZAMBA CORP
filed 1999-08-16
CIK 883741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---     THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

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
YES   X    NO
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                                 June 30, 1999
               -----                                 --------------
    Common Stock, $0.01 par value                      29,605,320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS REPORT CONSISTS OF 40 SEQUENTIALLY NUMBERED PAGES.

                                ZAMBA CORPORATION

                                      INDEX

                         PART I -- Financial Information

Item 1.    Financial Statements (Unaudited)                             Page No.
                                                                        --------
              Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 1999, and 1998        3

              Consolidated Balance Sheets as of
                 June 30, 1999, and December 31, 1998                      4

              Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1999, and 1998                  5

              Consolidated Notes to Financial Statements                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    7

Item 3.    Not Applicable

                       PART II -- Other Information

Items
1-3.       None                                                           13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    None                                                           13

Item 6.    Exhibits and Reports on Form 8-K                               13

Signatures                                                                14

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                     ZAMBA CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

(In thousands, except per share data)
                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                 -------------------      --------------------
                                                   1999        1998         1999          1998
                                                 -------     -------      -------        ------
Net revenues:
 Services                                         $6,327      $1,385      $11,100        $2,719
 Products                                              4          25           54            95
                                                 -------     -------      -------        ------
                                                   6,331       1,410       11,154         2,814
Cost and expenses:
 Project costs                                     3,348         431        6,133           931
 Other costs                                         740         151        1,334           314
 Sales and marketing                                 500         492        1,023           970
 General and administrative                        1,536         454        2,560           905
 Research and development                              -         427            -           811
 Amortization of intangibles                         944           -        1,880             -
                                                 -------     -------      -------        ------

Loss from operations                                (737)       (545)      (1,776)       (1,117)

Other income (expense):
Interest income                                       19          56           42           132
Interest expense                                     (21)          -          (45)            -
                                                 -------     -------      -------        ------
                                                      (2)         56           (3)          132

Net loss                                           ($739)      ($489)     ($1,779)        ($985)
                                                 -------     -------      -------        ------
                                                 -------     -------      -------        ------

Net loss per share- basic and diluted             ($0.02)     ($0.02)      ($0.06)       ($0.04)
                                                 -------     -------      -------        ------
                                                 -------     -------      -------        ------

Weighted average shares outstanding               29,576      24,923       29,321        25,025
                                                 -------     -------      -------        ------
                                                 -------     -------      -------        ------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                 ZAMBA CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        ASSETS

                                                                          June 30,    December 31,
                                                                            1999          1998
                                                                         --------     -----------
Current assets:
 Cash and cash equivalents                                               $  4,511      $  2,962
 Accounts receivable, net                                                   4,020         2,150
 Unbilled receivables                                                         361           284
 Prepaid expenses and other current assets                                    202           299
                                                                         --------     ---------
             Total current assets                                           9,094         5,695

Property and equipment, net                                                 1,186         1,175
Restricted cash                                                               200           200
Identifiable intangible assets, net                                         4,906         6,768
Goodwill, net                                                                  96            38
Other assets                                                                   62            65
                                                                         --------     ---------
                 Total assets                                            $ 15,544     $  13,941
                                                                         --------     ---------
                                                                         --------     ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Current installments of long-term debt                                      $228          $285
 Accounts payable                                                             816           195
 Accrued expenses                                                           1,712           765
 Deferred revenue                                                           2,124           334
                                                                         --------     ---------
             Total current liabilities                                      4,880         1,579
                                                                         --------     ---------

 Long-term debt, less current installments                                  1,119         1,240
                                                                         --------     ---------

Commitments

             Total liabilities                                              5,999         2,819
                                                                         --------     ---------

Stockholders' equity:
 Common stock, $0.01 par value, 55,000 shares
   authorized, 29,605 and 29,014 issued and
   outstanding at June 30, 1999 and December 31, 1998,
   respectively                                                               296           290
 Additional paid-in capital                                                78,863        78,667
 Accumulated deficit                                                      (69,614)      (67,835)
                                                                         --------     ---------
             Total stockholders' equity                                     9,545        11,122
                                                                         --------     ---------
          Total liabilities and stockholders' equity                     $ 15,544     $  13,941
                                                                         --------     ---------
                                                                         --------     ---------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                ZAMBA CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                             Six Months Ended
                                                                               June 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ---------    ---------
Cash flows from operating activities:
 Net loss                                                                 ($1,779)        ($985)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                            2,242           245
   Provision for bad debts                                                    132             -
   Amortization of discounts on investments                                     -            (7)
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (2,002)         (117)
     Unbilled receivables                                                     (77)            -
     Prepaid expenses and other current assets                                 93            78
     Accounts payable                                                         620            75
     Accrued expenses                                                         948          (357)
     Deferred revenue                                                       1,790          (209)
                                                                         ---------    ---------
          Net cash provided by (used in) operating activities                1,967        (1,277)

Cash flows from investing activities:
 Purchase of investments                                                        -        (2,327)
 Proceeds from maturity of investments                                          -         3,565
 Purchase of equipment                                                       (368)          (28)
 Payment on debt                                                              (74)            -
 Other                                                                        (70)          (25)
                                                                         ---------    ---------
          Net cash provided by (used in) investing activities                (512)        1,185

Cash flows from financing activities:
 Proceeds from exercises of stock options and warrants                         94           134
                                                                         ---------    ---------
          Net cash provided by financing activities                            94           134
                                                                         ---------    ---------
Net change in cash and cash equivalents                                     1,549            42
Cash and cash equivalents, beginning of period                              2,962         3,103
                                                                         ---------    ---------
Cash and cash equivalents, end of period                                   $4,511        $3,145
                                                                         ---------    ---------
                                                                         ---------    ---------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                ZAMBA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation ("Zamba" or the "Company") as of June 30, 1999, and for the three and six month periods ended June 30, 1999, and 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of June 30, 1999, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1998, which were included in our 1998 Annual Report on Form 10-K.

Note B. Net Loss per Share:

We incurred net losses for the three and six month periods ended June 30, 1999, and 1998, and excluded assumed conversion shares from the diluted loss per share computation, because their effect is anti-dilutive. At June 30, 1999, we had 7,280,205 stock options outstanding, which may be dilutive in future periods.

Note C.  Selected Balance Sheet Information:


(in thousands)                              June 30, 1999            December 31, 1998
                                            -------------            -----------------
                                             (Unaudited)
Accounts receivable, net:
     Accounts receivable                       $   4,324                  $   2,377
     Less allowance for doubtful accounts           (304)                      (227)
                                               ---------                  ---------
                                               $   4,020                  $   2,150
                                               ---------                  ---------
                                               ---------                  ---------

Property and equipment, net:
     Computer equipment                        $   2,690                  $   2,462
     Furniture and equipment                         649                        507
     Leasehold improvements                          186                        186
                                               ---------                  ---------
                                                   3,525                      3,155
     Less accumulated depreciation and
          amortization                            (2,339)                    (1,980)
                                               ---------                   --------
                                               $   1,186                  $   1,175
                                               ---------                  ---------
                                               ---------                  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Zamba is a national customer care consulting company. According to the Gartner Group, customer care is expected to grow at a cumulative average growth rate of 54% per year through 2002. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. Typically, we perform our services on a fixed-bid, fixed-timetable basis. Rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and post-implementation support. Our services include the design, implementation and integration of enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales. We also own approximately 44% of the equity in NextNet, Inc., a private corporation engaged in the development of wireless data products. The chairman of Zamba, Joseph B. Costello, is also the chairman of NextNet.

We currently derive most of our revenue from systems integration services including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management. We also derive recurring revenue from providing post-implementation support.

Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. Also, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

     Revenues increased 349% to $6.33 million in 1999 compared to $1.41 million in 1998. The increase in revenues is due to Zamba's acquisition of The QuickSilver Group ("QuickSilver") in September 1998 and growth in the combined business since the acquisition. The increase in service revenue is primarily due to our transition to the sale of system integration services, the QuickSilver acquisition, and increased market acceptance of our services. The decrease in product revenue is due to our transition away from selling stand-alone software products. We expect services revenues to increase throughout 1999 while product revenues should continue to decline.

     Project costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense Zamba incurs in providing its services. Project costs were $3.35 million or 53% of net revenues in 1999 compared to $431,000 or 31% in 1998. The increase was primarily due to the increase in project personnel. Project personnel increased as a result of the acquisition of QuickSilver, our change in focus from software to services, and the increased number and size of our engagements. We expect project personnel costs to continue to increase on a dollar basis throughout 1999 in order to deliver revenue growth from customer care services.

     Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $740,000 or 12% of net revenues in 1999 compared to $151,000 or 11% of net revenues in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

     Sales and marketing expenses were $500,000 or 8% of net revenues in 1999 compared to $492,000 or 35% of net revenues in 1998. The increase in dollar terms is due to the hiring of additional direct sales personnel. The decrease in percentage terms is due to our increased revenue and our success in the marketplace. We expect the amount spent for sales and marketing costs will increase slightly over the next few quarters as we grow our staff and pay commissions for the expected increase in sales.

     General and administrative expenses were $1.54 million or 24% of net revenues in 1999 compared to $454,000 or 32% of net revenues in 1998. The increase in dollar terms is primarily due to the acquisition of QuickSilver and the related increase in staff headcount as well as increased facilities and depreciation expenses. The decrease in percentage terms mostly reflects our increased revenues. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to expand geographically and invest in developing a technology infrastructure to support our anticipated revenue and headcount growth.

     No research and development expenses were incurred in 1999 compared to $427,000 in 1998. The 1998 expenses represent costs we incurred to develop NextNet before completing the outside financing for NextNet on September 21, 1998, as discussed in our Form 10-K for the year ended December 31, 1998. We do not expect to incur any research and development costs for the foreseeable future.

     Intangible asset amortization expense was $944,000 in 1999 compared to $0 in 1998. This increase is due to the acquisition of QuickSilver. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition will be amortized by September 30, 2000.

     Interest income was $19,000 in 1999 compared to $56,000 in 1998. The decrease is due to decreases in our cash and investment accounts, which were used to fund operating activities and the QuickSilver acquisition.

     Interest expense was $21,000 in 1999 compared to $0 in 1998. The increase is due to interest charges paid on debt acquired as result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     Revenues increased 296% to $11.15 million in 1999 compared to $2.81 million in 1998. The increase in revenues is due to the acquisition of QuickSilver in September 1998 and growth in the combined business since the acquisition. The increase in service revenue is primarily due to our transition to the sale of system integration services, the QuickSilver acquisition, and increased market acceptance of our services. The decrease in product revenue is due to our transition away from selling stand-alone software products. We expect services revenues to increase throughout 1999 while product revenues should continue to decline.

     Project costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense Zamba incurs in providing its services. Project costs were $6.13 million or 55% of net revenues in 1999 compared to $931,000 or 33% in 1998. The increase in costs is primarily due to the increase in project personnel. Project personnel increased as a result of the acquisition of QuickSilver, our change in focus from software to services, and the increased number and size of our engagements. We expect project personnel costs to continue to increase on a dollar basis throughout 1999 in order to deliver revenue growth.

     Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $1.33 million or 12% of net revenues in 1999 compared to $314,000 or 11% of net revenues in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

     Sales and marketing expenses were $1.02 million or 9% of net revenues in 1999 compared to $970,000 or 34% of net revenues in 1998. The increase in dollar terms is due to the hiring of additional direct sales personnel. The decrease in percentage terms is due to our increased revenue and success in the marketplace. We expect the amount spent for sales and marketing costs will increase slightly over the next few quarters as we grow our staff and pay commissions for the expected increase in sales.

     General and administrative expenses were $2.56 million or 23% of net revenues in 1999 compared to $905,000 or 32% of net revenues in 1998. The increase in dollar terms is primarily due to the acquisition of QuickSilver and the related increase in staff headcount as well as increased expenses for facilities and depreciation. The decrease in percentage terms mostly reflects our increased revenues. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we increase the size of our offices or open offices in additional locations, and invest in developing our technology infrastructure.

     No research and development expenses were incurred in 1999 compared to $811,000 in 1998. The 1998 expenses represent costs we incurred to develop NextNet before completing the outside financing for NextNet on September 21, 1998, as discussed in our Form 10-K for the year ended December 31, 1998. We do not expect to incur any research and development costs for the foreseeable future.

     Intangible asset amortization expense was $1.88 million in 1999 compared to $0 in 1998. This increase is due to the acquisition of QuickSilver. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition will be amortized by September 30, 2000.

     Interest income was $42,000 in 1999 compared to $132,000 in 1998. The decrease is due to decreases in our cash and investment accounts, which were used to fund operating activities and the QuickSilver acquisition.

     Interest expense was $45,000 in 1999 compared to $0 in 1998. The increase is due to interest charges paid on debt acquired as result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, we had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $4.51 million and working capital of $4.21 million. For the six months ended June 30, 1999, $1.97 million was provided from operating activities compared to the $1.28 million used in operating activities in the same period in 1998. The increase in cash provided from operating activities is due to our improved operating performance and a more focused effort on cash management. During the six months ended June 30, 1999, we used $512,000 in investing activities. We believe our existing capital resources will be sufficient to meet our capital requirements into 2000.

YEAR 2000

Year 2000 computer issues may impact Zamba. The full extent and scope of the risks from the Year 2000 issue have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided or utilized by third parties do not correctly recognize and process date information beyond the year 1999, material adverse effects on our business, operating results, and financial condition could result.

To address Year 2000 issues, we have initiated a program designed to address the most critical Year 2000 items that would affect our products and the operations of the following functions: operations, finance, sales, and human resources. We have not commenced work on contingency plans to address potential problems with its internal systems or the systems of its supplier and customers or other third parties.

In December 1998, we commenced a program to inventory, assess, remediate, and test the Year 2000 capability of our software products. All Year 2000 activities concerning current and legacy products are expected to be completed by October 1999.

Other Year 2000 issues primarily consist of assessing the Year 2000 impact for outside vendors, customers, and facilities. Project plans are being developed and will include the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing Year 2000 issues. Evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project plans, 1999 budgets and the remaining inventories will be completed by the beginning of the third quarter of 1999. Concurrent with this effort, each business function is conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by the beginning of the third quarter of 1999. The remediation (modification or replacement of existing software or systems) and the testing phases of the project plans are expected to take place throughout most of 1999 and are estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

To date, nominal amounts have been spent to address Year 2000 issues, aside from amounts spent in the normal course of business to upgrade our information system infrastructure. We don't expect the total cost associated with required modifications to become Year 2000 ready to be significant or to have a material adverse effect on our business, operating results and financial condition. Our current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. New developments may occur that could affect our estimates for the required modifications to become Year 2000 ready. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

Readers are cautioned that the foregoing discussion regarding Year 2000 computer issues contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of a final Year 2000 project plan for the remaining internal business systems that are not yet assessed as Year 2000 ready, we are currently unable to determine whether the consequences of Year 2000 issues will have a material impact on our business, operating results or financial condition. Our programs addressing Year 2000 computer issues are expected to reduce our level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations, suppliers, customers, and other third-parties. In addition, we believe that the current Year 2000 activities surrounding our software products and internal systems have reduced the risk of any disruption caused by any Year 2000 issues in these areas.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. We have no derivative financial instruments. At the present time, we do not anticipate that SFAS No. 133 will have a material impact on the financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have debt at a fixed interest rate of 7%, as described in Item 7A in the 1998 Annual Report to Shareholders on Form 10-K. There has been no material change to this information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There can be no assurance that our business will grow as anticipated or that we will achieve or sustain profitability on a quarterly or annual basis in the future. We derive a substantial part of our revenues from a small number of clients whom, after evaluating our capabilities, decide whether to engage us to create business case evaluations, consult on change management practices and, in some cases, to design, implement and deploy their customer care systems. A decision by any one of these clients to delay a customer care project may have a material adverse effect on our business and results of operations.

In order for our revenues from consulting and integration services to grow, we must continue to add more clients and larger projects to plan, design and implement customer care systems. Inability to obtain clients for large-scale consulting and integration services could materially and adversely affect the growth of its business.

In addition to the factors listed above, actual results could vary materially from the foregoing forward-looking statements due to our inability to hire and retain qualified personnel, the risk that we may need to enhance products and services beyond what is currently planned, the levels of promotion and marketing required to promote our products and services so as to attain a competitive position in the marketplace, or other risks and uncertainties identified in this Quarterly Report and our other filings with the SEC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Zamba held its Annual Meeting on May 20, 1999. Two proposals were presented at the Annual Meeting for voting by the shareholders: the election of directors and the ratification of KPMG, LLP as Zamba's independent auditors for 1999. Each person nominated for director was elected, with 25,531,433 votes cast in favor of electing Joseph B. Costello, and 56,206 votes cast against; 25,531,433 votes cast in favor of electing Dixon R. Doll, and 56,206 votes cast against; 25,533,432 votes cast in favor of electing Paul D. Edelhertz, and 54,207 votes cast against; 25,430,821 votes cast in favor of electing Michael A. Fabiaschi, and 156,818 votes cast against; and 25,533,433 votes cast in favor of electing Thomas W. Minick, and 54,206 votes cast against. 25,512,276 votes were cast in favor of the proposal to ratify the appointment of KPMG, LLP as independent auditors for fiscal year 1999; with 6,749 votes cast against; 68,614 votes abstaining; and no broker non-votes.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZAMBA CORPORATION

                                      By:  /s/ PAUL EDELHERTZ
                                               ---------------------------------
                                           Paul Edelhertz
                                           President and Chief Executive Officer


                                      By:  /s/ MICHAEL H. CARREL
                                               ---------------------------------
                                           Michael H. Carrel
                                           Chief Financial Officer


                             Dated: August 16, 1999

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------
                                                               SEQUENTIALLY NUMBERED
  EXHIBIT NUMBER             TITLE                                      PAGE
-------------------------------------------------------------------------------------
10.01**                Change of Control Agreement between
                       Registrant and Peter Marton dated                 16
                       July 15, 1999
-------------------------------------------------------------------------------------
10.02**                Change of Control Agreement between
                       Registrant and Michael Carrel dated               25
                       July 8, 1999
-------------------------------------------------------------------------------------
10.03**                Change of Control Agreement between
                       Registrant and Ian Nemerov dated July 8,          33
                       1999
-------------------------------------------------------------------------------------

** Management contract or compensation plan