Form 10-Q
period 1999-09-30
ZAMBA CORP
filed 1999-11-15
CIK 883741

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	#41-1636021 (I.R.S. Employer Identification No.)

7301 Ohms Lane, Suite 200, Minneapolis, Minnesota 55439
(Address of principal executive offices, including zip code)

(612) 832-9800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 1999
Common Stock, $0.01 par value	29,696,786

ZAMBA CORPORATION

INDEX

		Page No.
PART I—Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998	3
	Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998	5
	Consolidated Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Not Applicable
PART II—Other Information
Items 1-5.	None	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net revenues:
Services	$7,410	$1,383	$18,510	$4,102
Products	21	250	75	345

	7,431	1,633	18,585	4,447
Cost and expenses:
Project costs	3,326	724	9,743	1,917
Other costs	818	76	1,868	128
Sales and marketing	714	387	1,737	1,357
General and administrative	1,274	515	3,834	1,420
Research and development	—	258	—	1,069
Amortization of intangibles	944	—	2,824	—

Income (loss) from operations	355	(327)	(1,421)	(1,444)
Other income (expense):
Interest income	18	69	60	201
Interest expense	(21)	—	(66)	—

	(3)	69	(6)	201
Net income (loss)	$352	$(258)	$(1,427)	$(1,243)

Net income (loss) per share—basic and diluted	$0.01	$(0.01)	$(0.05)	$(0.05)

Weighted average shares outstanding—basic	29,674	25,315	29,443	25,122

Weighted average shares outstanding—diluted	30,238	25,315	29,443	25,122

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$6,311	$2,962
Accounts receivable, net	3,659	2,150
Unbilled receivables	260	284
Prepaid expenses and other current assets	298	299

Total current assets	10,528	5,695
Property and equipment, net	1,021	1,175
Restricted cash	100	200
Identifiable intangible assets, net	3,975	6,768
Goodwill, net	83	38
Other assets	76	65

Total assets	$15,783	$13,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current installments of long-term debt	$258	$285
Accounts payable	879	195
Accrued expenses	2,295	765
Deferred revenue	1,356	334

Total current liabilities	4,788	1,579

Long-term debt, less current installments	969	1,240

Commitments
Total liabilities	5,757	2,819

Stockholders' equity:
Common stock, $0.01 par value, 55,000 shares authorized, 29,697 and 29,014 issued and outstanding at September 30, 1999 and December 31, 1998, respectively	297	290
Additional paid-in capital	78,991	78,667
Accumulated deficit	(69,262)	(67,835)

Total stockholders' equity	10,026	11,122

Total liabilities and stockholders' equity	$15,783	$13,941

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net loss	$(1,427)	$(1,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,392	363
Write-down of fixed assets	—	98
Write-off of shareholder loan	—	150
Provision for bad debts	132	13
Amortization of discounts on investments	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	(1,641)	22
Unbilled receivables	24	—
Prepaid expenses and other current assets	(1)	168
Accounts payable	684	174
Accrued expenses	1,530	(434)
Deferred revenue	1,022	(273)

Net cash provided by (used in) operating activities	3,715	(979)
Cash flows from investing activities:
Purchase of investments	—	(2,327)
Proceeds from maturity of investments	—	4,577
Purchase of equipment	(410)	(56)
Payment on debt	(194)	—
Other	(84)	(18)

Net cash provided by (used in) investing activities	(688)	2,176
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	222	135
Change in restricted cash	100	155
Cash paid in connection with acquisition	—	(1,888)

Net cash provided by (used in) financing activities	322	(1,598)

Net change in cash and cash equivalents	3,349	(401)
Cash and cash equivalents, beginning of period	2,962	3,103

Cash and cash equivalents, end of period	$6,311	$2,702

Financing activities not affecting cash

Conversion of stock warrants and notes payable to common stock	$108	—

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A. Basis of Presentation:

    The unaudited consolidated financial statements of Zamba Corporation ("Zamba" or the "Company") as of September 30, 1999, and for the three and nine month periods ended September 30, 1999, and 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of September 30, 1999, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform with the 1999 presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1998, which were included in our 1998 Annual Report on Form 10-K.

Note B. Selected Balance Sheet Information:

	September 30, 1999	December 31, 1998
	(Unaudited)
	(in thousands)
Accounts receivable, net:
Accounts receivable	$3,954	$2,377
Less allowance for doubtful accounts	(295)	(227)

	$3,659	$2,150

Property and equipment, net:
Computer equipment	$2,712	$2,462
Furniture and equipment	668	507
Leasehold improvements	186	186

	3,566	3,155
Less accumulated depreciation and amortization	(2,545)	(1,980)

	$1,021	$1,175

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Overview

    Zamba is a national customer care consulting company. According to the Gartner Group, customer care is expected to grow at a cumulative average growth rate of 54% per year through 2002. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. Typically, we perform our services on a fixed-bid, fixed-timetable basis. Rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and post-implementation support. Our services include the design, implementation and integration of enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales. We also own approximately 40% of the equity in NextNet, Inc., a private corporation engaged in the development of wireless data products targeted at wireless DSL. The chairman of Zamba, Joseph B. Costello, is also the chairman of NextNet.

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

Results of Operations

Three months ended September 30, 1999, compared to the three months ended September 30, 1998

    Revenues increased 355% to $7.43 million in 1999 compared to $1.63 million in 1998. 1999 revenues were comprised of $7.41 million of services revenue, an increase of 436% from the $1.38 million in services revenue recorded in 1998, and $21,000 of product revenue, a decrease of 92% from $250,000 in product revenue recorded in 1998. The increase in revenues is partially due to Zamba's acquisition of The QuickSilver Group ("QuickSilver") in September 1998 and primarily due to the growth in the combined business since the acquisition and the result of completing several large fixed bid projects. The decrease in product revenue is due to our transition away from selling stand-alone software products.

    Project costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense Zamba incurs in providing its services. Project costs were $3.33 million or 45% of net revenues in the third quarter of 1999 compared to $724,000 or 44% in the third quarter of 1998. The increase in dollar terms was primarily due to the increase in project personnel. Project personnel increased as a result of the acquisition of QuickSilver, our change in focus from software to services, and the increased number and size of our engagements.

    Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $818,000 or 11% of net revenues in 1999 compared to $76,000 or 5% of net revenues in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

    Sales and marketing expenses were $714,000 or 10% of net revenues in 1999 compared to $387,000 or 24% of net revenues in 1998. The increase in dollar terms is due to the hiring of additional direct sales personnel. The decrease in percentage terms is due to our increased revenue and our success in the marketplace. We expect the amount spent for sales and marketing costs will increase over the next few quarters as we grow our staff and pay commissions for the expected increase in sales.

    General and administrative expenses were $1.27 million or 17% of net revenues in 1999 compared to $515,000 or 32% of net revenues in 1998. The increase in dollar terms is primarily due to the acquisition of QuickSilver and the related increase in staff headcount as well as increased facilities and depreciation expenses. The decrease in percentage terms mostly reflects our increased revenues. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to expand geographically and invest in developing a technology infrastructure to support our anticipated revenue and headcount growth.

    No research and development expenses were incurred in 1999 compared to $258,000 in 1998. The 1998 expenses represent costs we incurred to develop NextNet before completing the outside financing for NextNet on September 21, 1998, as discussed in our Form 10-K for the year ended December 31, 1998. We do not expect to incur any research and development costs for the foreseeable future.

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

    Interest income was $18,000 in 1999 compared to $69,000 in 1998. The decrease is due to decreases in our cash and investment accounts, which were used to fund operating activities and the QuickSilver acquisition.

    Interest expense was $21,000 in 1999 compared to $0 in 1998. The increase is due to interest charges paid on debt acquired as result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

    Income tax expense was $0 in 1999 due to the utilization of the net operating loss carryforwards.

Nine months ended September 30, 1999, compared to the nine months ended September 30, 1998

    Revenues increased 318% to $18.59 million in 1999 compared to $4.45 million in 1998. The increase in revenues is due to the acquisition of QuickSilver in September 1998 and growth in the combined business since the acquisition. 1999 revenues were comprised of $18.51 million of services revenue, an increase of 351% from the $4.10 million in services revenue recorded in 1998, and $75,000 of product revenue, a decrease of 78% from $345,000 in product revenue recorded in 1998. The increase in service revenue is primarily due to our transition to the sale of system integration services, the QuickSilver acquisition, and increased market acceptance of our services. The decrease in product revenue is due to our transition away from selling stand-alone software products.

    Project costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense Zamba incurs in providing its services. Project costs were $9.74 million or 52% of net revenues in 1999 compared to $1.92 million or 43% in 1998. The increase in costs is primarily due to the increase in project personnel. Project personnel increased as a result of the acquisition of QuickSilver, our change in focus from software to services, and the increased number and size of our engagements.

    Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $1.87 million or 10% of net revenues in 1999 compared to $128,000 or 3% of net revenues in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

    Sales and marketing expenses were $1.74 million or 9% of net revenues in 1999 compared to $1.36 million or 31% of net revenues in 1998. The increase in dollar terms is due to the hiring of additional direct sales personnel. The decrease in percentage terms is due to our increased revenue and success in the marketplace. We expect the amount spent for sales and marketing costs will increase over the next few quarters as we grow our staff and pay commissions for the expected increase in sales.

    General and administrative expenses were $3.83 million or 21% of net revenues in 1999 compared to $1.42 million or 32% of net revenues in 1998. The increase in dollar terms is primarily due to the acquisition of QuickSilver and the related increase in staff headcount as well as increased expenses for facilities and depreciation. The decrease in percentage terms mostly reflects our increased revenues. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we increase the size of our offices or open offices in additional locations, and invest in developing our technology infrastructure.

    No research and development expenses were incurred in 1999 compared to $1.07 million in 1998. The 1998 expenses represent costs we incurred to develop NextNet before completing the outside financing for NextNet on September 21, 1998, as discussed in our Form 10-K for the year ended December 31, 1998. We do not expect to incur any research and development costs for the foreseeable future.

    Intangible asset amortization expense was $2.82 million in 1999 compared to $0 in 1998. This increase is due to the acquisition of QuickSilver. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related the QuickSilver acquisition will be amortized by September 30, 2000.

    Interest income was $60,000 in 1999 compared to $201,000 in 1998. The decrease is due to decreases in our cash and investment accounts, which were used to fund operating activities and the QuickSilver acquisition.

    Interest expense was $66,000 in 1999 compared to $0 in 1998. The increase is due to interest charges paid on debt acquired as result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

Liquidity and Capital Resources

    As of September 30, 1999, we had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $6.31 million and working capital of $5.74 million. For the nine months ended September 30, 1999, $3.72 million was provided from operating activities compared to the $979,000 used in operating activities in the same period in 1998. The increase in cash provided from operating activities is due to our improved operating performance and a more focused effort on cash management. During the nine months ended September 30, 1999, we used $688,000 in investing activities. We believe our existing capital resources will be sufficient to meet our capital requirements into 2000.

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

    In December 1998, we commenced a program to inventory, assess, remediate, and test the Year 2000 capability of our software products. All Year 2000 activities concerning current and legacy products are expected to be completed by December 1999.

    To date, nominal amounts have been spent to address Year 2000 issues, aside from amounts spent in the normal course of business to upgrade our information system infrastructure. We don't expect the total cost associated with required modifications to become Year 2000 ready to be significant or to have a material adverse effect on our business, operating results and financial condition. Our current estimates of the amount of time and costs necessary to implement and test our systems are based on the facts and circumstances existing at this time. New developments may occur that could affect our estimates for the required modifications to become Year 2000 ready. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

    Readers are cautioned that the foregoing discussion regarding Year 2000 computer issues contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of a final Year 2000 project plan for the remaining internal business systems that are not yet assessed as Year 2000 ready, we are currently unable to determine whether the consequences of Year 2000 issues will have a material impact on our business, operating results or financial condition. Our programs addressing Year 2000 computer issues are expected to reduce our level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of our material internal operations, suppliers, customers, and other third-parties. In addition, we believe that the current Year 2000 activities surrounding our software products and internal systems have reduced the risk of any disruption caused by any Year 2000 issues in these areas.

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
Exhibits (see attached exhibit index)

(b)
Reports on Form 8-K—None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION
Dated: November 15, 1999	By:	/s/ PAUL EDELHERTZ Paul Edelhertz President and Chief Executive Officer
	By:	/s/ MICHAEL H. CARREL Michael H. Carrel Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title	Sequentially Numbered Page
11	Computation of Net Income Per Basic and Diluted Share	15
27	Financial Data Schedule	16

**
Management contract or compensation plan

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX