Form 10-K
period 1999-12-31
ZAMBA CORP
filed 2000-03-08
CIK 883741

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1636021 (I.R.S. Employer Identification No.)

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

    The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $378,675,005 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on February 22, 2000

    The number of shares outstanding of the registrant's common stock, as of February 22, 2000: 31,273,523 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000, are incorporated by reference into Part III of this report.

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

Item 1. Business

Our Company

    We provide businesses with consulting and systems integration services to deliver integrated "Customer Care" solutions to their customers. Our solutions help businesses attract and retain customers by improving their interactions with customers during sales, marketing, customer service, and other business functions. We deliver Customer Care solutions in customer care strategy, customer intelligence, e-business, front-office applications, contact centers, wireless and mobile technology, branding, performance improvement and support services. To us, "Customer Care" means ensuring that customers have positive, consistent experiences each time they come in contact with our clients' businesses by using smart, customer-centric strategies leveraged by the appropriate combination of technologies and techniques.

    Our strategic intent is to strive for leadership in the rapidly growing Customer Care market through speed in anticipating and responding to evolving client needs, with the highest quality services available, as well as openness to new ideas and solutions. Our internal resources include business and technological experience, expertise, market position and continuous building of competencies.

Our Market Opportunity

  The convergence of E-commerce and Customer Relationship Management (CRM) is driving the growth of the Customer Care solutions market

      IDC has estimated that the market for Internet professional services will be $78.6 billion by 2003. These numbers indicate that the Internet is becoming the preferred means of business-to-business and business-to-customer commerce. The growing number of on-line users and e-commerce applications continue to drive usage growth, merging e-commerce and CRM, the two dominant trends in Customer Care.

      Market growth in the Customer Care industry is being driven by services and technology innovation combined with the increased penetration of Internet, wireless and mobile technology and front-office applications. The market for Customer Care professional services is also being driven by the fast speed of technology improvement, which shortens solution lifecycles.

  Segmentation becoming increasingly important

      Customer Care is an integral function of business. It deals with one of the most fundamental business needs—caring for customers. At the same time, with the segmentation of various markets and industries, companies are demanding solutions that suit their different customer demographics and psychographics. These two factors have contributed to fast growth in the Customer Care solutions market.

      The rapid shift to customization and one-to-one relationships with customers has required a new approach to developing and deploying Customer Care solutions. Understanding segmentation is a prerequisite for success.

      Today, nearly every company is a potential Customer Care solutions client. The needs and objectives of companies vary widely. As the market has become increasingly segmented, the ability to master various markets, such as Customer Care, has become crucially important.

      In a segmented business market with high competition, critical success factors include a comprehensive service portfolio, a strong and appealing brand image and an ability to respond to specific client/ customer demands rapidly. We will continue to focus in these critical areas with the aim of sustained leadership and continuous brand improvement.

  Offering companies cost-effective, scalable solutions

      Clients are demanding complete multi-channel, blended media solutions that help them bring the various points of customer interactions together to eliminate dysfunctional technology "silos." Conventional call center and field interactions with customers are shifting to the Web. We offer our clients rapid, dependable and scalable e-commerce solutions.

  Shift from company-centric to customer-centric enterprise model

      As companies recognize the need for improved customer care in the increasingly competitive new economy, the enterprise model is shifting away from the old, company-centric model to a new, customer-centric model.

      The emergence of the Internet prompted a fundamental shift from back-office applications to front-office applications. Just as technology has revolutionized the way companies operate internally (back-office) it is now being utilized to revolutionize customer-facing (front-office) operations.

      Historically, companies have organized their business processes to ensure efficient Enterprise Resource Planning. With this model, front-office functions that interact with the customer are disconnected. Because such a company is not operating with a unified, single face to the customer, an unsatisfactory customer experience may result. Our Customer Care services help companies put their customers at the center of their business processes. The focus of our business model is on achieving long-term customer retention rather than short-term operational efficiencies.

  E-business is shaping both content and technologies

      The acquisition of Camworks, an e-business solutions provider, in late 1999 allowed us to approach clients with new service offerings. With the addition, we enhanced our ability to offer Web-based applications to clients. Based in St. Paul, Camworks specialized in robust, e-commerce solutions. In combination with our existing skills, the acquisition will add to our abilities to design and deploy e-business solutions for business, including extranets, intranets and the Internet.

Our solutions

    We offer a broad portfolio of competencies for a "complete" solution approach. We believe that integration and information sharing between various technology solutions in the enterprise will play a critical role as companies strive to provide their customers with a consistently valuable experience across all points of customer contact including their Web sites, contact centers and field representatives. Our solution-building process is directly related to the specific needs and objectives of our clients. The typical lifecycle of our client engagements includes four primary phases: strategy, initiative planning, development/deployment and support. Our competencies include Customer Care Strategy, Customer Intelligence, E-Business, Contact Centers, Wireless and Mobile Technology, Front-Office Applications, Branding, Performance Improvement, and Support Services.

  The ZAMBA Methodology

      Through strategy, initiative planning, development/deployment and support, our Z-Step™ methodology is the common thread that binds all of the competencies and provides clients with a proven approach for building solutions. The ZAMBA methodology is highly iterative to enable rapid solutions with minimized risks and maximized rewards.

      A common set of deliverables is provided to clients during the separate phases of the engagement lifecycle to provide clients with delivery consistency and maintain integration across all competencies. These deliverables include six primary documents for all ZAMBA engagements: Customer Care Discovery™, Customer Care Strategy™, Customer Care Blueprint™, Customer Care Implementation™, Customer Care Realization™ and Customer Care Solution™.

      In the end, solutions are rapidly delivered to clients with the scalable ZAMBA Agile Architectures™ that are built to accommodate future development and upgrades.

  Customer Care Strategy

      Our Customer Care Strategy competency offers a range of solutions to meet the needs of a variety of customers from numerous industries. The ZAMBA Customer Care Strategy™ document provides a customer-centric guide for the solution-building process. On projects with multiple phases, the Customer Care Strategy serves as a guide for future development.

  Customer Intelligence

      Our Customer Intelligence services helps clients collect data about their customers, extract relevant information, and turn the information into a knowledge-based product that they can use to enhance their sales, marketing and service approaches.

  E-Business

      Our e-business competency offers a full range of services with an e-commerce emphasis to strategize, plan, design and develop successful e-businesses, including Internet strategy, Web design and development, branding, e-sales, e-services, on-line community (portal) building—and e-CRM. Our e-business services overlap and leverage with all of our other services.

  Contact Centers

      Customer interactions are designed and managed to exchange information and extract knowledge to be leveraged for sales, marketing and service efforts. In the Internet economy, the role of contact centers has increased, not diminished. Our Contact Center competency has traditionally focused on the development, deployment and management of call centers. The convergence of contact points has shifted the competency to focus on blended media solutions for successful integration and automation of all customer interactions including screen pops, voice response, computer telephony, e-mail, fax and the Web. The Contact Center competency is closely connected to all of our other competencies, and our Customer Intelligence competency in particular.

  Wireless and Mobile Technology

      Our wireless and mobile technology competency helps companies provide rapid call status, electronic messaging, increase productivity, increase timeliness and quality from data from field, and reduced dependence on contact centers with wireless networks and mobile devices. Wireless networks include terrestrial Wide Area Networks ("WANs"), satellite WANs and other networks such as paging, microwave and spread spectrum. Mobile devices include laptops, palm devices and phones.

  Front-office Applications

      The Front-office Applications competency is at the core of our business, and will likely continue as the primary source of revenues for the company as the other competencies continue to grow. We provide our clients with front-office application strategy, initiative planning, development, deployment and support. The market for integration of front-office applications continues to grow rapidly. For every dollar spent of software, we believe that an additional $1 to $4 dollars are spent on consulting and systems integration services. The ZAMBA Z-Step™ front-office application implementation methodology is a proven, iterative approach to minimize risks and maximize returns. We work with technology from many of the industry-leading software developers.

  Branding

      Our Branding competency specializes in defining customers to create a customer-centric perspective to drive the solution-building process. There is a close connection between branding, customer care strategy and customer intelligence. The branding process begins with the development of a Customer First™ Creative Blueprint in association with the Customer Care Strategy™ document. The creative blueprint drives the development of requirements, functionality, design properties and ultimately the identity.

  Performance Improvement

      Our Performance Improvement competency specializes in training and change management. Performance improvement is a systematic approach to improve the productivity and competence within companies to achieve peak performance associated with a solution or set of solutions. This competency helps companies develop a strategy for successful organizational change, then develop solutions that will improve employee performance and interactions with customers. The process begins by defining our client's needs, and the resulting needs definition guides the development of performance improvement solutions. For training, instruction may include Web-based delivery, computer-based delivery, instructor-led classes and/or print-based self-study materials. For change management, we provide a strategic communications plan, electronic performance support system, rewards and recognition programs, employee feedback systems and more. Our Performance Improvement competency is closely associated with the support phase of the ZAMBA Z-step™ methodology.

  Support Services

      Our Support Services competency provides a range of services to clients. At year-end we were providing ongoing support for the customer care systems of several notable clients, including Compaq, CompuCom, Enbridge Home Services, Progressive Insurance, Alliant and General Electric. The services we provide include standard maintenance, upgrades, bug fixes, warranty support, technical support, and resolution of systems failures. Many new outsourcing models have emerged recently, such as the Application Service Provider model, and are expanding the scope of support services.

Our Customers

    We continue to work with an impressive list of leading blue chip companies. These companies hire ZAMBA Solutions for its results-oriented approach, reputation, and ability to deliver on-time, on-budget solutions. Proven experience, expertise, passion, agility and focus set ZAMBA Solutions apart.

    ZAMBA has in the past, and may in the future, derive a significant portion of its revenue from a relatively small number of clients. In 1999, no customer represented more than 10% of ZAMBA's revenue.

    Sample Clients:

  3Com, Allina Health System, American Express, Ameritech, Avid Technology, Bay Networks, BellSouth, Best Buy, Borland, Caterpillar, Calico, Cisco, Colorado Springs Utilities, CompuCom, Compaq, Consumers First, Convergys, Decision One, Diebold, Digital, Duty Free Shops, Eaton, GE Capital, GE Medical, GE Power, General Mills, Health Risk Management, Hertz, Hitachi, Data Systems, Honeywell, Houston Industries, Hewlett Packard, IBM, Inktomi, Intermedia, Intuit, Inprise, Lodgenet, Macromedia, MCI, Mervyn's, Network Equipment Technology, Norstan, Nortel, OEC Medical, Palm Computing, Public Service Electric & Gas, Qualcomm, Rockwell, Roche Diagnostics, Silicon Graphics, Southern California Edison, Sprint PCS, Sybase, Symbol, Thermawave, Think3, United HealthCare, US Bank, US West, Vantive, Warner Brothers Music, and Xerox.

Relationships with leading technology providers

    ZAMBA Solutions has a broad range of integration capabilities and relationships with leading technology providers including Allaire, Aspect Communications, Clarify, Calico, Cybercash, Edify, Genesys Telecommunications, IBM, IET—Intelligence Electronics, Microsoft, NewChannel, Net Perceptions, Oracle, Primus, Rubric, Siebel, Sun, Sybase, Vignette, and Workscape.

Our Competition

    The Customer Care consulting systems integration market is highly competitive and served by numerous national, regional and local firms. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, e-business solutions providers, advertising agencies, digital agencies, professional services groups of software companies and "Big Five" consulting firms.

    Primary competitors in the Customer Care market include practices within eLoyalty, Breakaway Solutions, AnswerThink, Sapient, Scient, USWeb/CKS, agency.com and Cambridge Technology Partners. We also face competition from information services organizations within potential clients. We believe that the principal competitive factors in the systems integration industry include technical expertise, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value. We also believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of our competitors' responsiveness to customer needs.

    Many of our direct, indirect and potential future competitors have financial, technical, marketing, sales, distribution and other resources substantially greater than we do. Some of these competitors have established market positions, greater name recognition, substantial technological capabilities and generate greater consulting revenues. We face competition not only from these established companies, but also from start-up companies that have a niche expertise in specific application technologies. The competitive environment could adversely affect our business, results of operations, and financial condition.

Our People and Culture

    People are the most important ingredient in our success and we foster programs to make ZAMBA Solutions an enjoyable and rewarding place to work. As of December 31, 1999, ZAMBA Solutions had 185 full-time employees throughout North America. Of that total, 145 individuals were in the professional staff, 29 in administrative roles and 11 in business development.

    Our core values are agility, passion and fun, growth, honesty, results, innovation, diversity, and teamwork. Our values set our direction and stimulate our growth. At the heart of everything we do, they guide our management team and employees, helping us stay focused: to deliver innovative, cutting-edge Customer Care solutions supported by proven expertise and experience. We share these values with our customers, partners and investors. We expect them to hold us to these values and call us on them.

    Our employees are not parties to any collective bargaining agreements, and we believe that relations with our employees are good.

Proprietary Rights

    ZAMBA's success is dependent upon our software deployment and consulting methodologies and other intellectual property rights. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect our proprietary rights. ZAMBA generally enters into confidentiality agreements with employees, consultants, clients and potential clients and limits access to, and distribution of its propriety information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its propriety information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

Year 2000 Update

    Prior to January 2000, we evaluated our business and operational systems to ensure readiness for the year 2000. As a result, we believe that all mission critical software and hardware was assessed, and if necessary, remedied to be ready for the year 2000. All mission critical hardware and software has continued to function beyond January 1, 2000 without interruption.

    As the year 2000 progresses, however, we may experience problems associated with the year 2000 that have not yet been discovered. We are continuing to monitor both our internal systems and transactions with customers and suppliers for any indications of year 2000 related problems. As of February 17, 2000, we had incurred external costs of approximately $30,000 related to Year 2000 readiness, including testing, analysis, and purchase of hardware and software upgrades. We believe this to be the overall cost of our Year 2000 readiness project; however, there can be no assurance that final costs will not exceed this level.

Item 2. Properties

    The Company's headquarters consists of approximately 10,451 square feet located in a multi-story building in suburban Minneapolis, Minnesota. The facility is leased pursuant to an agreement that expires in August 2000. The Company also maintains offices and leases space for operations and sales functions in St. Paul, Minnesota, Cupertino and Pleasanton, California, and Boston, Massachusetts. The Company plans to expand its current facilities and to move into new facilities to meet its anticipated level of operations. For additional information concerning the Company's lease obligations, see Note 3 to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

    We are not currently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

    The Company's Common Stock began trading on December 10, 1993, on the Nasdaq National Market under the symbol "RACO," in connection with its initial public offering. On October 5, 1998, the Company changed its corporate name to ZAMBA Corporation. As a result of this name change, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "ZMBA."

    A summary of the range of high and low closing prices for the Company's Common Stock for each quarterly period in the two most recent fiscal years, is presented below. These prices reflect interdealer prices and do not include retail markups, markdowns or commissions.

	High	Low
1998
First Quarter	$4.06	$1.31
Second Quarter	4.06	2.63
Third Quarter	3.19	1.56
Fourth Quarter	3.19	1.50
1999
First Quarter	$3.75	$2.00
Second Quarter	2.97	1.56
Third Quarter	2.56	1.50
Fourth Quarter	18.94	1.88

    The Company has never paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for the development of its business.

    As of February 28, 2000, the Company had approximately 4,000 stockholders of record.

Item 6. Selected Financial Data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(for the years ended December 31)
(In thousands, except per share data)

	1999	1998	1997	1996	1995
Net revenues:
Services	$27,993	$8,992	$5,487	$5,293	$2,875
Products	283	366	876	1,906	3,298

Total revenues	28,276	9,358	6,363	7,199	6,173
Cost and expenses:
Project costs	14,262	4,440	4,546	3,695	1,385
Product costs	199	47	1,266	2,027	3,001
Other costs	3,000	730	12	—	—
Sales and marketing	2,676	2,186	4,237	6,258	9,045
General and administrative	6,040	2,863	2,709	2,091	2,265
Research and development	—	1,069	3,286	4,215	4,170
Non-cash compensation	325	60	—	—	—
Amortization of intangible assets	3,771	936	—	—	—

Loss from operations	(1,997)	(2,973)	(9,693)	(11,087)	(13,693)
Other income (expense), net	(10)	188	422	855	1,335

Net loss	(2,007)	$(2,785)	$(9,271)	$(10,232)	$(12,358)

Net loss per share—basic and diluted	$(0.07)	$(0.10)	$(0.36)	$(0.40)	$(0.50)
Weighted average common shares outstanding—basic and diluted	30,548	26,712	25,932	25,372	24,765

CONSOLIDATED BALANCE SHEET DATA
(as of December 31)
(In thousands)

	1999	1998	1997	1996	1995
Cash and cash equivalents and short-term investments	$7,969	$3,054	$5,414	$11,972	$15,074
Working capital	6,847	4,172	5,182	12,727	16,818
Total assets	16,164	14,371	7,533	16,995	27,172
Total stockholders' equity	10,350	11,195	6,323	15,383	25,389

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    ZAMBA is a national customer care consulting company. According to the Gartner Group, customer care is expected to grow at a cumulative average growth rate of 54% per year through 2002. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. We perform our services on both a fixed-bid, fixed-timetable and time and material basis. Rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and post-implementation support. Our services include the design, implementation and integration of enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales. We also own approximately 35% of the equity in NextNet, Inc., a private corporation engaged in the development of wireless data products targeted at wireless DSL. The chairman of ZAMBA, Joseph B. Costello, is also the chairman of NextNet.

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

Key Financial Transaction

    On December 29, 1999 the Company completed a merger with Camworks, Incorporated, an e-business solutions provider based in St. Paul, Minnesota. The acquisition extends ZAMBA's position in the rapidly growing, Web-based Customer Care market. The deal was valued at approximately $15 million and was accounted for as a pooling-of-interests. All of the financial information is restated on a combined basis for all periods presented. For additional information concerning the Company's merger with Camworks, see Note 4 to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

    Results for all periods include the historical results of Camworks acquired by ZAMBA on December 29, 1999, and the effect of the issuance of shares of ZAMBA common stock in this transaction which was accounted for by the pooling-of-interests method.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

Net Revenues

    Net revenues increased 202% to $28.3 million in 1999 compared to $9.4 million in 1998, due principally to increases in both the average size and number of client projects, the acquisition of QuickSilver in September 1998, and the growth in the combined business since the acquisition. The increase in service revenue is primarily due to our transition to the sale of system integration services, the QuickSilver acquisition, and increased market acceptance of our services. The decrease in product revenue is due to our transition away from selling stand-alone software products. We expect services revenues to increase throughout 2000 while product revenues should continue to decline.

Project Costs

    Project costs consists primarily of payroll and payroll related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. These costs represent the most significant expense the Company incurs in providing its services. Project costs were $14.3 million, or 51% of net revenues, in 1999 compared to $4.4 million, or 47% of net revenues, in 1998. The increase in project costs was primarily due to an increase in project personnel from 77 at December 31, 1998 to 145 at December 31, 1999. While the Company expects to meet its hiring goals in 2000, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

Product Costs

    Product costs consist of primarily of software resold to the Company's clients. Product costs were $199,000, or 1% of net revenues, in 1999 compared to $47,000, or 1% of net revenues, in 1998. The decrease in product costs relates primarily to Company's change in business strategy during 1998 and 1999.

Other Costs

    Other costs consist of non-billable project personnel costs and other business costs, including training and recruiting costs. Other costs were $3.0 million, or 11% of net revenues, in 1999 compared to $730,000, or 8% of net revenues, in 1998. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

Sales and Marketing

    Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Sales and marketing expenses were $2.7 million, or 10% of net revenues, in 1999 compared to $2.2 million, or 23% of net revenues, in 1998. The dollar increases were primarily due to investments made by the Company in a new brand identity and to higher paid sales personnel. The percentage decrease is due to our increased net revenues and our success in the marketplace. The Company anticipates the dollar amount and percentage of sales and marketing expenses to increase in 2000.

General and Administrative

    General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including occupancy costs. General and administrative expenses were $6.0 million, or 21% of net revenues, in 1999 compared to $2.9 million, or 31% of net revenues, in 1998. The dollar increase was primarily due to an increase in the number of employees hired during 1999, an increase in occupancy costs related to significant expansion of the Company's office space, and increased investments in other information technology infrastructure. The percentage decrease was primarily a result of improved utilization of office space and administrative functions in comparison to the growth of net revenues. As the Company grows and expands geographically in 2000, it anticipates general and administrative expenses to increase.

Research and Development

    Research and development expenses were $0, or 0% of net revenues, in 1999 compared to $1.1 million, or 11% of net revenues, in 1998. The dollar and percentage decrease is due primarily to the decrease in research and development personnel which occurred as a result of discontinuing any product development or enhancements of the KeyWare product line in 1998, and the transfer of the NextNet technology in September of 1998 to an entity of the same name. The Company anticipates no research and development expenses in 2000.

Non-cash compensation

    Non-cash compensation charges in 1999 consist mainly of expenses associated with Camworks stock granted to Camworks employees' prior to the merger under pre-existing change of control provisions within these employment agreements. These stock grants represented a one-time charge to 1999 earnings of $325,000. The Company also granted stock options to non-shareholder employees of Camworks subsequent to the Company's merger with Camworks. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with Zamba. Deferred compensation related to these options is $1.1 million, which will be recognized over the four year vesting period. The amount of this charge will be approximately $69,000 per quarter for each quarter during the next four years.

Amortization of Intangibles

    Intangible asset amortization expense in 1999 was $3.8 million compared to $936,000 in 1998. The increase is due to the fact that we amortized the intangible assets resulting from the September 1998 acquisition of QuickSilver for a full year in 1999. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to tangible and identifiable intangible assets. The fair value of the identifiable intangible assets acquired was $7.7 million and was recorded in the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over the economic useful lives of between two and four years.

Interest Income

    Interest income was $97,000 in 1999 compared to $229,000 in 1998. The decrease is principally due to decreased cash and investment balances at the beginning of 1999. Because our cash balance increased during 1999, The Company anticipates interest income to increase in 2000.

Interest Expense

    Interest expense in 1999 was $107,000 compared to $59,000 in 1998. The increase is due to interest expense related to the notes payable issued in September 1998 in connection with the acquisition of QuickSilver.

Income Taxes

    The Company has incurred net operating losses since inception. Because of the uncertainty about whether the Company will have taxable earnings in the future, the Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

    At December 31, 1999, the Company has approximately $69.9 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005. The use of these carryforwards in any one-year is limited under Internal Revenue Code Section 382 because of significant ownership changes. In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

Net Revenues

    Net revenues increased 47% to $9.4 million in 1998 compared to $6.4 million in 1997, due principally to the Company's transition to the sale of services instead of selling stand-alone software products and the acquisition of QuickSilver on September 22, 1998. As a result of the shift in focus, services revenues increased to $9.0 million in 1998 from $5.5 million in 1997 and product revenues decreased to $366,000 in 1998 from $876,000 in 1997.

Project Costs

    Project costs were $4.4 million, or 47% of net revenues, in 1998 compared to $4.5 million, or 71% of net revenues, in 1997. The dollar and percentage decrease resulted from the cost reduction efforts in the third quarter of 1997, which significantly reduced the number of employees and related expenses for most of 1998. Although the project costs decreased from 1997 compared to 1998 because of the 1997 cost reduction efforts, due to the acquisition of QuickSilver on September 22, 1998, project personnel headcount increased 156% to 77 at December 31, 1998, from 30 employees at December 31, 1997.

Product Costs

    Product costs were $47,000, or 1% of net revenues, in 1998 compared to $1.3 million, or 20% of net revenues, in 1997. The dollar and percentage decrease resulted from the cost reduction efforts in the third quarter of 1997, which significantly reduced the number of employees and related expenses for most of 1998.

Other Costs

    Other costs were $730,000, or 8% of net revenues, in 1998 compared to $12,000, or 0% of net revenues, in 1997. The increase in other costs relates primarily to the increase in headcount for both training and recruiting personnel.

Sales and Marketing

    Sales and marketing expenses were $2.2 million, or 23% of net revenues, in 1998 compared to $4.2 million, or 67% of net revenues, in 1997. The dollar and percentage decrease resulted from the cost reduction efforts made by the Company in the third quarter of 1997 which significantly reduced the number of employees and related expenses for sales and marketing in 1998.

General and Administrative

    General and administrative expenses were $2.9 million, or 31% of net revenues, in 1998 compared to $2.7 million, or 43% of net revenues, in 1997. The percentage decrease resulted from the cost reduction efforts made by the Company in the third quarter of 1997 that significantly reduced the number of administrative employees and related expenses for 1998 relative to the number of professional staff for the same period.

Research and Development

    Research and development expenses were $1.1 million, or 11% of net revenues, in 1998 compared to $3.3 million, or 52% of net revenues, in 1997. The dollar and percentage decrease is due primarily to the decrease in research and development personnel which occurred as a result of discontinuing any product development or enhancements of the KeyWare product line in 1998, and the transfer of the NextNet technology in September of 1998 to an entity of the same name.

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

Interest Income

    Interest income was $229,000 in 1998 compared to $427,000 in 1997. The decrease is principally due to decreased cash and investment balances, which were used to fund operating activities.

Interest Expense

    Interest expense in 1998 was $59,000 compared to $8,000 in 1997. The increase is due to interest expense related to the notes payable issued in September 1998 in connection with the acquisition of QuickSilver.

Liquidity and Capital Resources

    The Company primarily funded its operations in 1999 from cash flow generated from operations. The Company invests predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At December 31, 1999, the Company had approximately $8.0 million in cash and cash equivalents compared to $3.1 million at December 31, 1998.

    Cash provided by operating activities was $5.0 million for the twelve months ended December 31, 1999 and resulted primarily from income before amortization, depreciation and other non-cash stock compensation charges of $2.9 million, increases in accounts payable of $701,000, accrued expenses of $1.9 million and deferred revenue of $336,000, offset by an increase in accounts receivable of $1.1 million. Cash used in operating activities was $2.3 million for the twelve months ended December 31, 1998 due primarily to a loss before amortization, depreciation and other non-cash stock compensation charges of $1.3 million, and a decrease in both accounts payable of $291,000 and accrued expense of $618,000.

    Cash used in investing activities was $668,000 for the twelve months ended December 31, 1999, and resulted mainly from the purchase of property and equipment. Cash used in investing activities was $155,000 for the twelve months ended December 31, 1998 and consisted primarily of cash provided by the net sale of marketable securities offset by cash used to acquire Quicksilver and property equipment additions.

    Cash provided by financing activities was $629,000 for the twelve months ended December 31, 1999 and consisted primarily of cash received from the sale of Common stock upon employees' exercising stock options, offset slightly by payments of outstanding debt. Cash provided by financing activities was $2.3 million for the twelve months ended December 31, 1998 and consisted primarily of proceeds from the sale of preferred stock to our Chairman Joe Costello.

    The Company believes that its existing cash and cash equivalents at December 31, 1999, together with cash provided from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

New Accounting Standards

    Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective in 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to certain market risks based on the outstanding debt obligations of $1.4 million at December 31, 1999. As discussed in Note 5 to the consolidated financial statements, the interest rate on the Company's long-term debt obligations range from 6% to 10.5% and the obligations mature quarterly on an installment basis commencing in December 1999 and ending in December 2003. The Company does not invest in any derivative financial instruments.

Item 8. Financial Statements and Supplemental Schedule.

    The following Financial Statements, Supplemental Schedule and Independent Auditors' Report thereon are included herein (page numbers refer to pages in this Report):

Page
Reports of Independent Auditors	22-23
Consolidated Balance Sheets as of December 31, 1999 and 1998	24
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997	25
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	26
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997	27
Notes to Consolidated Financial Statements	28-38
Supplemental Schedule—Schedule II Valuation and Qualifying Accounts	39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    On January 25, 1999, PricewaterhouseCoopers LLP ("PwC") resigned as the Company's independent accountants, because the Company intended to enter into a business relationship with the technology consulting practice of PwC. Subsequently, the Company entered into a formal business relationship with PwC. The report of PwC on the financial statements of the Company, before restatement for the 1999 pooling-of-interests, for the year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Company's financial statements for the year ended December 31, 1997, and through January 25, 1999, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K, and there were no disagreements between the Company and PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference to the matter in their reports on the financial statements for such years.

    On February 8, 1999, the Audit Committee of the Board of Directors of the Company and subsequently on May 20, 1999, at the Annual Meeting of Stockholders, the stockholders of the Company, both approved the retention of KPMG LLP ("KPMG") to be the Company's new independent accountants. During the two fiscal years ended December 31, 1997, and December 31, 1998, and for the interim period through February 8, 1999, the Company did not seek advice from KPMG regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K or a reportable event, as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

    The resignation of PwC and retention of KPMG were reported on 8-K filings with the Securities and Exchange Commission on January 26, 1999, and February 12, 1999, respectively.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Nominees" in Proposal No. 1, "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2000 ("Proxy Statement"). Such information is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)(3) and (c)  Exhibits

3.01	Registrant's Fourth Amended and Restated Certificate of Incorporation(11)
3.02	Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 14, 1994(3)
3.03	Registrant's Bylaws, as amended(3)
4.01	Form of specimen certificate for Registrant's Common Stock(1)
4.02	Rights Agreement dated September 12, 1994 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares(3)
10.01**	Registrant's 1989 Stock Option Plan, as amended, and related documents(1)
10.02**	Registrant's 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998(8)
10.03**	Registrant's 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995(5)
10.04**	Registrant's 1994 Officer's Option Plan(4)
10.05	1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc.(12)
10.06**	Registrant's 1998 Non-Officer Stock Option Plan(9)
10.07	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers(1)
10.08	Lease Agreement by and between the Registrant and Connecticut General Life Insurance Company dated May 2, 1994, for premises at 7301 Ohms Lane, Edina, MN 55439(2)
10.09**	Letter agreement by and between Registrant and Paul Edelhertz dated September 25, 1997(7)
10.10	Sublease Agreement dated November 18, 1997, by and between Registrant and ATIO Corporation USA, Inc. for premises at 7301 Ohms Lane, Edina, MN 55439(8)
10.11**	Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Michael A. Fabiaschi(8)
10.12**	Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Steve Swantek(8)
10.13**	Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Paul Edelhertz(8)
10.14	Series A Preferred Stock Purchase Agreement dated October 22, 1998, between the Registrant and Joseph Costello(11)
10.15	Lease Agreement dated October 20, 1995, by and between the Registrant and All Phase Telecommunication, Inc. for premises at 10061 Bubb Road, Cupertino, California 95014(11)
10.16	Lease Agreement dated April 8, 1998, by and between the Registrant and EOP-New England Executive Park, L.L.C. for premises at 8 New England Executive Park, Burlington, Massachusetts 01893(11)

10.17	Lease Agreement dated September 14, 1998, by and between the Registrant and Square 24 Associates (d.b.a. Square 24 Associates L.P.) for premises at 3875 Hopyard Road, Pleasanton, California 94588(11)
10.18	Asset Purchase Agreement dated October 23, 1995 between the Registrant and Business Partner Solutions, Inc.(5)
10.19	Agreement and Plan of Merger and Reorganization dated July 6, 1998, between the Registrant, QuickSilver Acquisition Corp. and QuickSilver Group, Inc., and Addendum dated September 2, 1998, to the Agreement and Plan of Merger and Reorganization between the Registrant, QuickSilver Acquisition Corp. and QuickSilver Group, Inc.(10)
10.20	Letter Agreement between the Registrant and Peter Marton dated March 9, 1999(13)
10.21	Change of Control Agreement between the Registrant and Peter Marton dated July 15, 1999(14)
10.22	Change of Control Agreement between the Registrant and Mike Carrel dated July 8, 1999(14)
10.23	Change of Control Agreement between the Registrant and Ian Nemerov dated July 8, 1999(14)
10.24	Agreement and Plan of Merger and Reorganization dated December 28, 1999 between the Registrant, ZCA Corp. and Camworks, Inc.(15)
10.25	Lease dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC(16)
10.26	Work Letter Agreement dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC(16)
23.01	Consent of KPMG LLP
23.02	Consent of PricewaterhouseCoopers LLP
27	Financial Data Schedule

*
Confidential treatment has been obtained for certain portions of this agreement

**
Management contract or compensatory plan required to be filed as an exhibit to Form 10-K

(1)
Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993, and incorporated herein by reference

(2)
Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994, and incorporated herein by reference

(3)
Filed as an Exhibit to the Registrant's Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference

(4)
Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

(5)
Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

(6)
Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference

(7)
Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

(8)
Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

(9)
Filed as an Exhibit to the Registrant's Registration Statement on Form S-8 that was declared effective on September 2, 1998, and incorporated herein by reference

(10)
Filed as an Exhibit to the Registrant's Report on Form 8-K that was filed with the Securities and Exchange Commission on October 7, 1998, and incorporated herein by reference

(11)
Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(12)
Filed as an Exhibit to the Registrant's Registration Statement on Form S-8 that was declared effective on October 22, 1998, and incorporated herein by reference

(13)
Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

(14)
Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

(15)
Filed as an Exhibit to the Registrant's Report on Form 8-K that was filed with the Securities and Exchange Commission on January 12, 2000 and incorporated herein by reference

(16)
Filed as an Exhibit to this Form 10-K

Item 14(b). Reports on Form 8-K

    On January 12, 2000, the Company filed a Form 8-K to report the acquisition of Camworks, Inc.

    On January 21, 2000, the Company filed a Form 8-K to report the acquisition of Fusion Consulting, Inc.

Independent Auditors' Report

The Board of Directors and Stockholders
ZAMBA Corporation:

    We have audited the consolidated financial statements of ZAMBA Corporation and subsidiaries as of and for the years ended December 31, 1999 and 1998 as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of and for the years ended December 31, 1999 and 1998 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAMBA Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the years ended December 31, 1999 and 1998 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We previously audited and reported on the statements of operations and cash flows of Camworks, Inc. for the year ended December 31, 1997. The contribution of Camworks, Inc. to combined revenues and net loss represented 12% and 0% of the restated totals for the 1999 pooling-of-interests. Separate financial statements of ZAMBA Corporation included in the 1997 restated statements of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended December 31, 1997 after restatement for the 1999 pooling-of-interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 4.

                      /s/ KPMG LLP

Minneapolis, Minnesota
January 21, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ZAMBA Corporation:

    We have audited the statements of operations and cash flows, and the financial statement schedule of ZAMBA Corporation, formerly known as Racotek, Inc. (the Company), for the year ended December 31, 1997, before restatement for the 1999 pooling-of-interests described in Note 4 to the financial statements included herein. These financial statements and financial statement schedule, which are not included in this Annual Report on Form 10-K, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ZAMBA Corporation for the year ended December 31, 1997, before restatement for the 1999 pooling-of-interests described in Note 4 to the financial statements included herein, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, before restatement for the 1999 pooling-of-interests described in Note 4 to the financial statements included herein, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 12, 1998

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

	1999	1998
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,969	$3,054
Accounts receivable, net	3,363	2,353
Unbilled receivables	274	309
Prepaid expenses and other current assets	239	299

Total current assets	11,845	6,015
Property and equipment, net	1,036	1,275
Restricted cash	110	210
Identifiable intangible assets, net	3,044	6,768
Goodwill, net	67	38
Other assets	62	65

Total assets	$16,164	$14,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$573	$320
Line of credit	—	30
Accounts payable	951	250
Accrued expenses	2,711	816
Deferred revenue	763	427

Total current liabilities	4,998	1,843

Long-term debt, less current installments	816	1,333

Commitments (Note 3)
Total liabilities	5,814	3,176

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 55,000,000 shares authorized, 31,029,517 and 30,014,203 issued and outstanding at December 31, 1999 and 1998, respectively	310	300
Additional paid-in capital	79,900	78,748
Accumulated deficit	(69,860)	(67,853)

Total stockholders' equity	10,350	11,195

Total liabilities and stockholders' equity	$16,164	$14,371

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
	(In thousands, except share and per share data)
Net revenues:
Services	$27,993	$8,992	$5,487
Products	283	366	876

	28,276	9,358	6,363
Cost and expenses:
Project costs	14,262	4,440	4,546
Product costs	199	47	1,266
Other costs	3,000	730	12
Sales and marketing	2,676	2,186	4,237
General and administrative	6,040	2,863	2,709
Research and development	—	1,069	3,286
Non-cash compensation	325	60	—
Amortization of intangibles	3,771	936	—

Loss from operations	(1,997)	(2,973)	(9,693)
Other income (expense):
Interest income	97	229	427
Sublease income	0	18	3
Interest expense	(107)	(59)	(8)

	(10)	188	422

Net loss	$(2,007)	$(2,785)	$(9,271)

Net loss per share—basic and diluted	$(0.07)	$(0.10)	$(0.36)

Weighted average common shares outstanding	30,547,755	26,712,000	25,931,750

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,007)	$(2,785)	$(9,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,610	1,468	1,024
Loss on sale of fixed assets	—	8	—
Write-down of fixed assets	—	—	519
Forgiveness of promissory note receivable	—	150	—
Write-down of inventories	—	—	207
Amortization of premiums (discounts) on investments	—	(17)	8
Non-cash stock compensation	325	60	147
Changes in operating assets and liabilities:
Accounts receivable	(1,010)	8	918
Unbilled receivables	35	(295)	15
Inventories	—	—	167
Prepaid expenses and other current assets	60	55	103
Accounts payable	701	(291)	(642)
Accrued expenses	1,904	(618)	(117)
Deferred revenue	336	(38)	271

Net cash provided by (used in) operating activities	4,954	(2,295)	(6,651)
Cash flows from investing activities:
Purchase of investments	—	(2,327)	(2,250)
Proceeds from maturity of investments	—	4,577	9,000
Purchase of property and equipment	(600)	(329)	(156)
Proceeds from sale of fixed assets	—	91	—
Acquisition, net of cash acquired	—	(2,128)	—
Other	(68)	(39)	10

Net cash provided by (used in) investing activities	(668)	(155)	6,604
Cash flows from financing activities:
Proceeds from exercises of options and warrants	729	178	243
Proceeds from sale of preferred stock	—	2,000	—
Proceeds from debt	100	96	69
Payments on debt	(290)	(70)	(19)
Changes in restricted cash	100	155	104
Dividends	(10)	(36)	—
Advance to stockholder	—	—	(150)

Net cash provided by financing activities	629	2,323	247

Net increase (decrease) in cash and cash equivalents	4,915	(127)	200
Cash and cash equivalents, beginning of period	3,054	3,181	2,981

Cash and cash equivalents, end of period	$7,969	$3,054	$3,181

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1999, 1998 and 1997

	Common Stock
	Shares	$0.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Promissory Note Receivable	Total Stockholders' Equity
	(In thousands, except share and per share data)
Balances at December 31, 1996	25,740,293	$257	$70,923	$(55,797)	$—	$15,383
Exercise of stock options	258,265	2	241	—	—	243
Stock options issued to consultants	—	1	146	—	—	147
Dividends declared	—	—	(36)	—	—	(36)
Other non-cash item	—	—	7	—	—	7
Net loss	—	—	—	(9,271)	—	(9,271)
Promissory note receivable	—	—	—	—	(150)	(150)

Balances at December 31, 1997	25,998,558	260	71,281	(65,068)	(150)	6,323
Exercise of stock options	143,330	2	176	—	—	178
Shares issued in acquisition	2,337,980	23	2,929	—	—	2,952
Options and warrants issued in acquisition	—	—	1,275	—	—	1,275
Issuance and conversion of preferred to common	1,000,000	10	1,990	—	—	2,000
Conversion of note to common stock	534,335	5	1,032	—	—	1,037
Dividends declared			(10)	—	—	(10)
Non-cash compensation	—	—	60	—	—	60
Other non-cash item			15	—	—	15
Forgiveness of promissory note receivable	—	—	—	—	150	150
Net loss	—	—	—	(2,785)	—	(2,785)

Balances at December 31, 1998	30,014,203	300	78,748	(67,853)	—	11,195
Exercise of stock options	497,520	4	725	—	—	729
Exercise of warrants	461,183	5	(5)	—	—	—
Non-cash compensation	—	—	325	—	—	325
Conversion of note to common stock	56,611	1	107	—	—	108
Net loss	—	—	—	(2,007)	—	(2,007)

Balances at December 31, 1999	31,029,517	$310	$79,900	$(69,860)	$—	$10,350

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

    ZAMBA Corporation ("ZAMBA" or "the Company") provides comprehensive Internet and Customer Relationship Management solutions to Fortune 500 companies. ZAMBA helps its clients increase customer loyalty and sales by improving those areas within their business that impact their customers. Prior to October 1998, the Company was known as Racotek, Inc.

Basis of Reporting

    The accompanying consolidated financial statements of ZAMBA include the accounts of Camworks which was acquired December 29, 1999, a transaction accounted for by the pooling-of-interests method and its wholly owned subsidiary QuickSilver which was acquired during 1998 (see Note 4). All intercompany accounts and balances have been eliminated in consolidation.

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

Cash Equivalents:

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

Research and Development Costs:

    There were no software development costs capitalized during 1999, 1998, and 1997. Amortization expense of $0, $0, and $121,000 relating to capitalized costs was recognized for the years ended December 31, 1999, 1998, and 1997, respectively.

    All other research and development expenditures are charged to expense as incurred.

    As a result of the transfer of the NextNet technology in September 1998 (see Note 6) the Company did not incur any research and development expenses in 1999.

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

    The Company assesses the potential impairment of its intangible assets based on anticipated cash flows from operations. No impairment charges were recorded in 1999, 1998 or 1997.

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

Stock-Based Compensation:

    The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25). The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by Statements of Financial Accounting Standards (SFAS) No. 123. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

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

Reclassifications:

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SELECTED BALANCE SHEET INFORMATION:

	December 31,
	1999	1998
	(in thousands)
Accounts Receivable, Net:
Accounts receivable	$3,639	$2,594
Less allowance for bad debts	(276)	(241)

	$3,363	$2,353

Property and Equipment, Net:
Computer equipment	$2,884	$2,565
Furniture and equipment	822	555
Leasehold improvements	186	186

	3,892	3,306
Less accumulated depreciation and amortization	(2,856)	(2,031)

	$1,036	$1,275

Accrued Expenses:
Payroll related	$1,292	$140
Vacation	485	265
Interest payable	94	22
Professional fees	487	50
Subcontractor fees	141	44
Other	212	295

	$2,711	$816

3. LEASE COMMITMENTS:

    The Company maintains its corporate office in Minneapolis, Minnesota and operating offices in St. Paul, Minnesota, Cupertino and Pleasanton, California, Burlington, Massachusetts and Colorado Springs, Colorado under terms of noncancelable operating leases which expire between August 2000 and December 2005. These leases require the Company to pay a pro rata share of the lessor's operating costs. In addition to the office space leases, the Company also has noncancelable operating leases for equipment.

    The corporate office lease requires ZAMBA to maintain a restricted cash balance as security for the Company's obligations under the lease. The remaining leases require the Company to provide security deposits as part of the lease agreement. Total equipment rent and rent expense, including a pro rata share of the lessor's operating costs, were $943,000, $380,000, and $805,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future minimum lease payments for office space and equipment under noncancelable operating leases are as follows:

Year Ending December 31	Operating Leases
(in thousands)
2000	$1,202
2001	855
2002	602
2003	552
2004 and beyond	985

4. ACQUISITIONS

Camworks, Inc.

    On December 29, 1999, the Company merged with Camworks, Inc. ("Camworks"), an e-business solutions provider based in St. Paul, Minnesota. An aggregate of 1,000,000 shares of Company common stock were issued in exchange for all of the outstanding common stock of Camworks. Such shares were restricted as of December 31, 1999, pursuant to future registrations. The transaction was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been restated to include the financial position and the results of operations and cash flows of Camworks for all periods presented.

    The results of operations of the combining companies for the last three years are as follows (in thousands):

	1999	1998	1997
Net revenues:
ZAMBA	$25,495	$8,121	$5,620
Camworks	2,781	1,237	743

	$28,276	$9,358	$6,363

	1999	1998	1997
Net income (loss):
ZAMBA	$(1,898)	$(2,747)	$(9,344)
Camworks	(109)	(38)	73

	$(2,007)	$(2,785)	$(9,271)

    Merger related expenses were approximately $90,000.

The QuickSilver Group, Inc.

    On September 22, 1998, the Company completed the acquisition of the QuickSilver Group, Inc., ("QuickSilver") a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales. The acquisition is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, and for financial statement purposes has been recorded using the purchase method of accounting. The consolidated financial statements of the Company include the results of QuickSilver since September 22, 1998. The purchase price consists of the following:

(in thousands)
Cash Paid	$2,416
Notes payable (see Note 5)	2,162
Equity Common Stock	23
Additional Paid in Capital—Common Stock	2,929
Additional Paid in Capital—Options Exchanged	684
Additional Paid in Capital—Warrants Exchanged	579

$8,793

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

Proforma Results

    The following table presents the consolidated results of operations for the Company for 1998 and 1997 on an unaudited pro forma basis as if the acquisition had taken place at the beginning of each year:

	Unaudited Pro Forma
	1998	1997
	(in thousands)
Total revenue	$15,148	$12,273
Net (loss)	(7,988)	(12,947)
Net (loss) per share—basic and diluted	(0.28)	(0.46)

5. NOTES PAYABLE AND LINE OF CREDIT:

    As part of the acquisition of QuickSilver, the Company issued $2.16 million in promissory notes payable. Interest on the notes is computed at 7% of the outstanding balance and is paid quarterly on the final day of each quarter, commencing December 31, 1999, and ending December 31, 2003. Principal payments are due quarterly on the last day of each quarter in 16 equal installments, commencing December 31, 1999. Holders may request conversion of their notes to common stock of ZAMBA. Conversion, which is computed at fair market value, is at the sole and absolute discretion of ZAMBA's Board of Directors. During 1999 and 1998, $104,000 and $1.02 million of the notes and $4,000 and $19,000 of accrued interest payable related to such notes were converted to common stock, respectively.

    As part of the acquisitions of QuickSilver and Camworks, the Company also acquired debt related to loan obligations. Loan payments are made monthly and consist of principal and interest which is computed at a rates ranging between 6.00% and 10.50%. Of these obligations, $93,000 are payable in 2000 and $60,000 are payable in 2001, $36,000 are payable in 2002 and $6,000 are payable in 2003.

    The Company also acquired debt related to third party obligations. Payments on these obligations are made monthly and consist of principal and interest. Interest on these obligations range from 9.59% to 20.21%. Of these third party obligations, $6,000 are payable in 2000.

    In September of 1998, the Company purchased software for $300,000. Of this obligation, $150,000 is payable in September of 2000.

    Aggregate annual maturities of notes payable, subsequent to December 31, 1999, are as follows:

Year Ending December 31	Payments on Notes
(in thousands)
2000	$573
2001	320
2002	296
2003	200

    Cash paid for interest charges were $32,000, $37,000 and $8,000 in 1999, 1998 and 1997, respectively.

    As of December 31, 1999, the Company also had an available line of credit of $100,000 of which $0 was outstanding at year end.

6. NEXTNET:

    On September 21, 1998, the Company transferred its patented "NextNet" wireless data technology to an entity of the same name, in conjunction with the receipt by that entity of $8.0 million in private investment capital to fund the further development of the technology. The Company received forty-four percent (44%) ownership of the new company in exchange for the technology. The Company's investment in NextNet, the new company, is carried at $0, the historical carrying basis of the technology transferred, as amounts incurred by the Company up to the date of the transfer were charged to research and development expense. The Company does not have any obligations to provide funding for this investment. As of December 31, 1999, the Company's ownership in NextNet was approximately 35%.

7. STOCKHOLDERS' EQUITY:

    The Company's stock incentive and non-qualified option plans provide for grants of stock options and stock awards. The number of common shares available for grant pursuant to the plans were 1,763,406, 3,107,226, and 621,753 as of December 31, 1999, 1998 and 1997, respectively.

    Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

    The following table details option activity:

	Options	Price Per Option	Weighted Average Exercise Price
Balances, December 31, 1996	2,911,672	0.10-12.625	3.04
Granted	2,078,572	1.50-4.3125	2.37
Exercised	(255,265)	0.20-3.88	1.16
Canceled	(1,284,714)	0.10-12.625	5.06

Balances, December 31, 1997	3,450,265	0.20-12.625	2.69
Granted	6,061,492	1.50-4.325	1.93
Exercised	(143,330)	0.20-3.25	1.38
Canceled	(3,090,228)	1.50-7.25	2.75

Balances, December 31, 1998	6,278,199	$ 0.20-12.625	1.83
Granted	3,283,950	1.563-11.297	3.06
Exercised	(497,520)	0.29-3.75	1.47
Canceled	(1,283,484)	0.42-5.00	1.87

Balances, December 31, 1999	7,781,145	$ 0.20-12.625	2.44

Options exercisable at December 31, 1999	2,851,249	$ 0.20-12.625	$2.06

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

    No compensation cost has been recognized for stock options granted to employees or directors under the 1989 Stock Option Plan, the 1993 Equity Incentive Plan, 1993 Directors Option Plan, the 1998 Non-Officers Plan, the 1997 Stock Option Plan or the 1999 Non-Officers Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. (collectively referred to as "the Plans"). Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1999, 1998 and 1997, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

	1999	1998	1997
	(In thousands, except per share amounts)
Net loss
As reported	$(2,007)	$(2,785)	$(9,271)
Pro forma	(4,545)	(5,020)	(10,435)
Net loss per share—
As reported	(.07)	(.10)	(.36)
Basic and diluted
Pro forma	(.15)	(.20)	(.40)

    The pro forma effect on the net loss for 1999, 1998 and 1997 is not fully representative of the pro forma affect on net earnings (loss) in future years because these years do not take into consideration pro forma compensation expense related to grants made prior to 1995. In relation to the option repricing described previously, the above proforma compensation expense includes $120,000 and $37,000, for 1998 and 1997, respectively.

    The aggregate fair value of options granted during 1999, 1998 and 1997, respectively, was $3.35 million, $3.53 million, and $881,000 for the 1993 Equity Incentive Plan, $163,000 $47,000, and $193,000 for the 1993 Directors Option Plan, $3.10 million, $687,000 and $0 for the 1998 Non-Officer Option Plan, $0, $351,000 and $0 for the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. and $2.58 million, $0 and $0 for the 1999 Non-Officer Plan. The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

Assumptions	1999	1998	1997
Risk-free interest rates	4.59%-6.30%	4.18%-5.71%	5.27%-6.77%
Volatility	112%	79%	36%
Expected lives (months)	60	60	60

    The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 1999	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 1999	Weighted-Average Exercise Price
$0.20-.84	529,728	4.94	$0.41	477,836	$0.37
1.50-2.38	5,352,647	8.42	1.86	1,643,393	1.77
2.44-3.88	1,099,386	7.95	2.95	416,048	3.03
4.12-5.50	396,284	7.02	4.76	304,972	4.76
6.00-12.63	403,100	9.83	9.16	9,000	9.90

Stock-Based Compensation:

    Non-cash compensation charges consist mainly of expenses associated with Camworks stock granted to Camworks employees' prior to the merger under pre-existing change of control provisions within these employment agreements. These stock grants represented a one-time charge to 1999 earnings of $325,000. The Company also granted 161,700 stock options to non-shareholder employees of Camworks subsequent to the Company's merger with Camworks. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with Zamba. Deferred compensation related to these options is $1.1 million, and will be recognized over the four year vesting period, based upon the intrinsic value method in accordance with APB No. 25.

Preferred Stock:

    The Company's certificate of incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 and allows the Company's Board of Directors, without obtaining the stockholders' approval, to issue preferred stock. In October 1998, 1.0 million shares of preferred stock were purchased by the chairman of the Board of Directors of the Company for $2.00 per share. These shares converted by their terms to common stock on December 29, 1998. There were no preferred shares issued or outstanding as of December 31, 1999 or 1998.

Warrants:

    In connection with the acquisition of QuickSilver stock warrants to purchase QuickSilver common stock were converted to 462,247 warrants to purchase ZAMBA common stock. These warrants were exercised during 1999. No other warrants rights are outstanding.

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

    At December 31, 1999, the Company has approximately $69.9 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005. The use of these carryforwards in any one-year is limited under Internal Revenue Code Section 382 because of significant ownership changes. In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

    The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate, as follow:

	1999	1998
Expected federal benefit	$(683,000)	$(934,000)
Change in valuation allowance	(752,000)	1,649,000
State taxes, net	764,000	(165,000)
Subsidiary net operating loss acquired	—	(860,000)
Amortization	1,276,000	375,000
Stock compensation	(563,000)	—
Other	(42,000)	(65,000)

Total benefit	$—	$—

    Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 1999, 1998 and 1997.

    The tax effect of items that comprise a significant portion of deferred tax assets is:

	1999	1998
Deferred tax assets:
Net operating loss carryforwards	$27,354,000	$28,328,000
Tax credits	720,000	670,000
Other, principally depreciation and amortization	676,000	504,000
Valuation allowance	(28,750,000)	(29,502,000)

Net deferred tax asset	$—	$—

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

10. MAJOR CUSTOMER:

    A portion of the Company's revenues have been derived from a significant customer for the years ended December 31, 1999, 1998 and 1997 as follows:

	1999	1998	1997
Customer 1	6%	16%	6%

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount for cash and cash equivalents, short-term investments and long-term debt approximates fair value because of the short maturity of those instruments.

12. SUBSEQUENT EVENT:

    On January 7, 2000, the Company merged with Fusion, Inc. ("Fusion"), a Colorado Springs, Colorado based consulting firm specializing in front office and contact center customer care solutions. The Company issued 80,001 shares of its common stock in exchange for all of the outstanding common stock of Fusion, and the merger was accounted for as a pooling-of-interests. Fusion had unaudited revenue of $1.0 million in 1999 and $62,000 in 1998, and unaudited net income of $138,000 in 1999 and $3,000 in 1998.

    In connection with the merger agreement, the Company granted Fusion non-shareholder employees a total of 43,800 options to purchase shares of ZAMBA common stock at an exercise price below the then current fair market value. This grant will result in a charge of $87,600 and will be amortized over the four-year option vesting period. Merger related expenses were approximately $25,000.

ZAMBA Corporation

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 1999
Allowance for doubtful accounts (deducted from accounts receivable)	$241	$133	$(98)	$276
Year ended December 31, 1998
Allowance for doubtful accounts (deducted from accounts receivable)	238	13	(10)	241
Year ended December 31, 1997
Allowance for doubtful accounts (deducted from accounts receivable)	354	118	(234)	238
Inventory obsolescence reserve (deducted from inventories)	856	207	(1,063)	0

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMBA CORPORATION
Date: March 8, 2000	By	/s/ PAUL D. EDELHERTZ Paul D. Edelhertz, President and Chief Executive Officer

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ PAUL D. EDELHERTZ Paul D. Edelhertz	President and Chief Executive Officer	March 8, 2000
PRINCIPAL FINANCIAL OFFICER
/s/ MICHAEL H. CARREL Michael H. Carrel	Vice President and Chief Financial Officer	March 8, 2000
OTHER DIRECTORS:
/s/ JOSEPH B. COSTELLO Joseph B. Costello	Chairman of the Board	March 8, 2000
/s/ DIXON R. DOLL Dixon R. Doll	Director	March 8, 2000

/s/ MICHAEL A. FABIASCHI Michael A. Fabiaschi	Director	March 8, 2000
/s/ SVEN WEHRWEIN Sven Wehrwein	Director	March 8, 2000

ANNUAL MEETING

    The ZAMBA Corporation annual stockholders' meeting will be held at the Radisson Plaza Hotel, 35 South Seventh Street, Minneapolis, Minnesota, 55402, at 3:00 p.m. C.S.T. on Thursday, May 18, 2000.

SHAREHOLDER INFORMATION

    ZAMBA common stock trades on the Nasdaq National Market under the symbol ZMBA. Stockholders and prospective investors are welcome to call, write or fax ZAMBA with questions or requests for additional information. Copies of ZAMBA's Annual Report on Form 10-K for the year ended December 31, 1999, may be obtained without charge by directing inquiries to:

 ZAMBA Corporation
Investor Relations
7301 Ohms Lane, Suite 200
Minneapolis, MN 55439
Tel: 612-832-9800
Fax: 612-832-9383
Website:
  http:\\www.ZAMBAsolutions.com

Transfer Agent

Norwest Bank Minnesota, N.A.
Stock Transfer Department
161 North Concord Exchange
P.O. Box 738
South St. Paul, MN 55075-0738
Tel: 612-450-4101
Fax: 612-450-4078

 Independent Auditors

KPMG LLP
Minneapolis, MN

 Directors

Joseph B. Costello
Chairman of the Board
ZAMBA Corporation
Chairman and Chief Executive Officer
think3

Paul D. Edelhertz
President and Chief Executive Officer
ZAMBA Corporation

Dixon R. Doll
Founder and Chairman
Doll Capital Management

Michael A. Fabiaschi
President and Chief Executive Officer
LPA Software, Inc.

Sven Wehrwein
Financial Consultant

 Corporate Officers

Paul D. Edelhertz
President and Chief Executive Officer

Michael H. Carrel
Vice President and Chief Financial Officer

Peter Marton
Executive Vice President
Chief Operating Officer

Todd X. Fitzwater
Senior Vice President
Committees of the Board
Audit Committee Joseph B. Costello Sven Wehrwein Compensation Committee Joseph B. Costello Dixon R. Doll

QuickLinks

PART I
PART II
CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31) (In thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA (as of December 31) (In thousands)
PART III
PART IV
SIGNATURES