Form 10-Q
period 2000-03-31
ZAMBA CORP
filed 2000-05-15
CIK 883741

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

(952) 832-9800
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2000
Common Stock, $0.01 par value	31,451,730

ZAMBA CORPORATION
INDEX
PART I—Financial Information

Page No.
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999	3
Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Not Applicable
PART II—Other Information
Items 1-4. None	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2000	1999
(In thousands, except per share data)
Net revenues	$8,217	$5,350
Cost and expenses:
Project and personnel costs	4,315	3,088
Sales and marketing	1,055	572
General and administrative	2,767	1,788
Amortization of intangibles and non-cash compensation	1,017	953

Loss from operations	(937)	(1,051)
Other income (expense):
Interest income	74	24
Interest expense	(23)	(28)

	51	(4)

Net loss	$(886)	$(1,055)

Net loss per share—basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	31,303	30,141

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2000	December 31, 1999
(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,028	$7,973
Accounts receivable, net	5,596	3,659
Unbilled receivables	324	274
Notes receivable—related parties	183	3
Prepaid expenses and other current assets	290	242

Total current assets	12,421	12,151
Property and equipment, net	990	1,068
Restricted cash	100	110
Intangible assets, net	2,166	3,111
Other assets	138	71

Total assets	$15,815	$16,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current installments of long-term debt	$617	$573
Accounts payable	1,572	1,079
Accrued expenses	1,758	3,029
Deferred revenue	1,273	763

Total current liabilities	5,220	5,444
Long-term debt, less current installments	678	816

Commitments
Total liabilities	5,898	6,260

Stockholders' equity:
Common stock, $0.01 par value, 55,000 shares authorized, 31,452 and 31,110 issued and outstanding at March 31, 2000 and December 31, 1999, respectively	315	311
Additional paid-in capital	80,448	79,900
Accumulated deficit	(70,846)	(69,960)

Total stockholders' equity	9,917	10,251

Total liabilities and stockholders' equity	$15,815	$16,511

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2000	1999
(In thousands)
Cash flows from operating activities:
Net loss	$(886)	$(1,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,152	1,119
Provision for bad debts	20	25
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	(1,892)
Unbilled receivables	(50)	196
Notes receivable	(180)	—
Prepaid expenses and other assets	(115)	52
Accounts payable	493	819
Accrued expenses	(1,271)	348
Deferred revenue	510	954

Net cash provided by (used in) operating activities	(2,284)	566
Cash flows from investing activities:
Purchase of equipment	(129)	(220)
Other	—	(60)

Net cash used in investing activities	(129)	(280)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	552	51
Proceeds of long-term debt	—	50
Payments of long-term debt	(94)	(44)
Change in restricted cash	10	—
Dividends	—	(8)

Net cash provided by financing activities	468	49

Net increase (decrease) in cash and cash equivalents	(1,945)	335
Cash and cash equivalents, beginning of period	7,973	3,054

Cash and cash equivalents, end of period	$6,028	$3,389

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Basis of Presentation:

    The unaudited consolidated financial statements of ZAMBA Corporation ("ZAMBA" or the "Company") as of March 31, 2000, and for the three month periods ended March 31, 2000, and 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of March 31, 2000, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform with the 2000 presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1999, which were included in our 1999 Report on Form 10-K.

Note B. Net Loss per Share:

    We incurred net losses for the three month periods ended March 31, 2000 and 1999, and excluded assumed conversion shares from the diluted loss per share computation, because their effect is anti-dilutive. At March 31, 2000, we had 7,256,062 stock options outstanding, which may be dilutive in future periods.

Note C. Selected Balance Sheet Information:

	March 31, 2000	December 31, 1999
(in thousands)
Accounts receivable, net:
Accounts receivable	$5,830	$3,949
Less allowance for doubtful accounts	(234)	(290)

	$5,596	$3,659

Property and equipment, net:
Computer equipment	$3,026	$2,924
Furniture and equipment	840	822
Leasehold improvements	196	186

	4,062	3,932
Less accumulated depreciation and amortization	(3,072)	(2,864)

	$990	$1,068

Note D. Acquisition:

    On January 7, 2000, we merged with Fusion Consulting, Inc. ("Fusion"), a Colorado Springs, Colorado based consulting firm specializing in front office and contact center customer care solutions. We issued 80,001 shares of its common stock in exchange for all of the outstanding common stock of Fusion, and the merger was accounted for as a pooling-of-interests. All financial information is restated on a combined basis for all periods presented.

    In connection with the merger agreement, we granted Fusion non-shareholder employees a total of 43,800 options to purchase shares of ZAMBA common stock at an exercise price below the then current fair market value. This grant will result in a charge of $87,600 and will be amortized over the four-year vesting period.

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

Key Financial Transaction

    On January 7, 2000, we merged with Fusion Consulting, Inc. ("Fusion"), a Colorado Springs, Colorado based consulting firm specializing in front office and contact center customer care solutions. We issued 80,001 shares of its common stock in exchange for all of the outstanding common stock of Fusion, and the merger was accounted for as a pooling-of-interests. All financial information is restated on a combined basis for all periods presented.

    In connection with the merger agreement, we granted Fusion non-shareholder employees a total of 43,800 options to purchase shares of ZAMBA common stock at an exercise price below the then current fair market value. This grant will result in a charge of $87,600 and will be amortized over the four-year vesting period.

Results of Operations

    Historical results have been restated to reflect our acquisitions of Camworks, Inc. on December 27, 1999, and Fusion Consulting, Inc. on January 7, 2000. Both acquisitions are accounted for using the pooling-of-interests method.

Three months ended March 31, 2000, compared to the three months ended March 31, 1999

Net Revenues

    Net revenues increased 54% to $8.22 million in 2000 compared to $5.35 million in 1999. The increase in revenues is principally due to increases in both the average size and number of client projects and due to an increase in the number of billable consultants.

Project and Personnel Costs

    Project and personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense ZAMBA incurs in providing its services. Project costs were $4.32 million or 53% of net revenues in the first quarter of 2000 compared to $3.09 million or 58% in the first quarter of 1999. The increase in dollar terms was primarily due to the increase in project personnel. Project personnel increased as a result of the increased number and size of our engagements. We expect project and personnel costs to increase on a dollar basis throughout 2000 in order to deliver revenue growth from customer care services.

Sales and Marketing

    Sales and marketing expenses were $1.06 million or 13% of net revenues in 2000 compared to $572,000 or 11% of net revenues in 1999. The increase in dollar and percentage terms is due to the hiring of additional direct sales personnel. We expect the amount spent for sales and marketing costs to continue to increase over the next few quarters as we continue to grow our staff and pay commissions for the expected increase in sales.

General and Administrative

    General and administrative costs consist primarily of expenses associated with our management, finance and administrative groups, including occupancy costs. General and administrative expenses were $2.77 million or 34% of net revenues in 2000 compared to $1.79 million or 33% of net revenues in 1999. The increase in dollar terms is primarily due to an increase in non-billable headcount which is necessary to develop our infrastructure to support our anticipated growth. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to grow and expand, and invest in developing a technology infrastructure to support our anticipated revenue and headcount growth.

Amortization of Intangibles and Non-cash Compensation

    Amortization of intangibles and non-cash compensation was $1.02 million in 2000 compared to $953,000 in 1999. The amortization is mainly due to the acquisition of The QuickSilver Group ("QuickSilver") in September 1998. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition will be amortized by September 30, 2000.

    The increase from first quarter 1999 is also due to non-cash compensation from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with ZAMBA. Deferred compensation related to these options is $1.19 million, which will be recognized over the four-year vesting period. The amount of this charge will be approximately $74,000 per quarter for each quarter during the next four years.

Interest Income

    Interest income was $74,000 in 2000 compared to $24,000 in 1999. The increase is due to increases in our cash and investment accounts, which were provided by operating and financing activities. Also, additional interest income was provided in 2000 from outstanding notes receivable.

Interest Expense

    Interest expense was $23,000 in 2000 compared to $28,000 in 1999. The interest charges are due to debt acquired as a result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver.

Income Taxes

    Income tax expense was $0 in 2000 and 1999 due to occurring operating losses in both years.

Net Loss

    As a result of the above, the net loss for 2000 was $886,000, or ($0.03) per share, compared to a net loss for 1999 of $1,055,000, or ($0.04) per share.

Liquidity and Capital Resources

    As of March 31, 2000, we had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $6.03 million and working capital of $7.2 million. During the first quarter of 2000, we issued notes receivable to three employees totaling $180,000. On April 28, 2000, an additional $467,000 was issued in notes receivable to an employee. For the three months ended March 31, 2000, $2.29 million was used in operating activities compared to the $566,000 provided by operating activities in the same period in 1999. The decrease in cash provided from operating activities is due to an increase in accounts receivable and a decrease in accrued expenses, offset by an increase in accounts payable and deferred revenue. We believe our existing capital resources will be sufficient to meet our capital requirements in 2000.

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

Quantitative and Qualitative Disclosures About Market Risk

    We have debt at a fixed interest rate ranging from 6.0% to 10.5%, as described in Item 7A in the 1999 Report on Form 10-K. There has been no material change to this information.

Factors That May Affect Future Results

    Certain statements in this Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the growth rate of the Customer Care marketplace, the ability of our partners to maintain competitive products, our ability to develop skills in implementing Customer Care packages from additional partners, the impact of competition and pricing pressures from actual and potential competition with greater financial resources, our ability to obtain large-scale consulting services agreements, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission.

    When used in this Report on Form 10-Q, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. ZAMBA Corporation assumes no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.

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

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    On May 5, 2000, we entered into an amendment to a change of control agreement with Mr. Edelhertz, dated March 10, 1998. Upon a "change of control" of ZAMBA, Mr. Edelhertz will receive an employment contract of thirteen (13) months duration and severance payments equivalent to six (6) months of salary upon the expiration of the 13-month period, and accelerate the vesting of all of his then-outstanding stock options. A "change of control" is defined in the agreements and includes a sale of all or substantially all of the assets of ZAMBA or a merger or consolidation after which holders of our voting securities hold less than 50% of the voting securities of the surviving corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits (see attached exhibit index)

(b)
Reports on Form 8-K:

—
On January 12, 2000, we filed a Report on Form 8-K to report the acquisition of Camworks, Inc., and on March 3, 2000, we filed a Report on Form 8-K/A amending the January 12, 2000 filing.

—
On January 21, 2000, we filed a Report on Form 8-K to report the acquisition of Fusion Consulting, Inc.

—
On March 8, 2000, we filed a Report on Form 8-K to report our January, 2000 results of operations.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION
By:	/s/ PAUL D. EDELHERTZ Paul D. Edelhertz President and Chief Executive Officer
By:	/s/ MICHAEL H. CARREL Michael H. Carrel Vice President and Chief Financial Officer
Dated: May 15, 2000

EXHIBIT INDEX

Exhibit Number	Title
10.01	Agreement and Plan of Reorganization among ZAMBA Corporation, ZFA Corp., and Fusion Consulting, Inc. dated January 7, 2000
10.02**	Change of Control Agreement between the Registrant and Paul Edelhertz, dated May 5, 2000
10.03**	Promissory Notes between Registrant and Tim Cameron dated February 9, 2000 and April 28, 2000
10.04*	Promissory Note between Registrant and Paul Lundberg dated February 9, 2000
27	Financial Data Schedule

**
Management contract or compensation plan

QuickLinks

ZAMBA CORPORATION INDEX PART I—Financial Information
PART I. FINANCIAL INFORMATION
ZAMBA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ZAMBA CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
ZAMBA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ZAMBA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES
EXHIBIT INDEX