Form 10-Q
period 2000-06-30
ZAMBA CORP
filed 2000-08-14
CIK 883741

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----          THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----          THE SECURITIES EXCHANGE ACT OF 1934
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
YES    X     NO
     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
                Class                                      August 4, 2000
                -----                                      --------------
     Common Stock, $0.01 par value                         31,578,692
================================================================================

                                ZAMBA CORPORATION

                                      INDEX

                         PART I -- Financial Information

Item 1.      Financial Statements (Unaudited)                                       Page No.
                                                                                    --------
                 Consolidated Statements of Operations for the
                        Three and Six Months Ended June 30, 2000 and 1999               3

                 Consolidated Balance Sheets as of
                        June 30, 2000 and December 31, 1999                             4

                 Consolidated Statements of Cash Flows for the
                        Six Months Ended June 30, 2000 and 1999                         5

                 Notes to Consolidated Financial Statements                             6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  7

Item 3.      Not Applicable

                            PART II -- Other Information

Items 1-3.   None                                                                       13

Item 4.      Submission of Matters to a Vote of Security Holders                        13

Item 5.      None                                                                       13

Item 6.      Exhibits and Reports on Form 8-K                                           13

Signatures                                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                ZAMBA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                                 For the three months ended           For the six months ended
                                                                          June 30,                             June 30,
                                                              ------------------------------         ---------------------------
                                                                 2000               1999                 2000            1999
                                                              ------------      ------------         ------------    -----------
Net revenues                                                       $9,715            $7,007              $17,932        $12,357

Costs and expenses:
   Project and personnel costs                                      4,775             3,767                9,090          6,855
   Sales and marketing                                              1,133               551                2,188          1,123
   General and administrative                                       3,363             2,466                6,130          4,254
   Amortization of intangibles and
      non-cash compensation                                         1,008               944                2,025          1,897
                                                              ------------      ------------         ------------    -----------

Loss from operations                                                 (564)             (721)              (1,501)        (1,772)

Other income (expense):
Interest income                                                        57                20                  131             44
Interest expense                                                      (16)              (26)                 (39)           (54)
                                                              ------------      ------------         ------------    -----------
                                                                       41                (6)                  92            (10)

Net loss                                                            ($523)            ($727)             ($1,409)       ($1,782)
                                                              ============      ============         ============    ===========

Net loss per share - basic and diluted                             ($0.02)           ($0.02)              ($0.04)        ($0.06)
                                                              ============      ============         ============    ===========

Weighted average shares outstanding                                31,490            30,656               31,398         30,401
                                                              ============      ============         ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                ZAMBA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except per share data)

                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                           ---------------           -------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                        $5,112                   $7,973
  Accounts receivable, net                                                          5,734                    3,659
  Unbilled receivables                                                                497                      274
  Notes receivable - related parties                                                  757                        3
  Prepaid expenses and other current assets                                           543                      242
                                                                           ---------------            -------------
              Total current assets                                                 12,643                   12,151

Property and equipment, net                                                         1,145                    1,068
Restricted cash                                                                         -                      110
Intangible assets, net                                                              1,221                    3,111
Other assets                                                                          308                       71
                                                                           ---------------            -------------
              Total assets                                                        $15,317                  $16,511
                                                                           ===============            =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current installments of long-term debt                                             $499                     $573
  Accounts payable                                                                  1,654                    1,079
  Accrued expenses                                                                  1,602                    3,029
  Deferred revenue                                                                  1,331                      763
                                                                           ---------------            -------------
              Total current liabilities                                             5,086                    5,444

Long-term debt, less current installments                                             608                      816
                                                                           ---------------            -------------

Commitments
              Total liabilities                                                     5,694                    6,260
                                                                           ---------------            -------------

Stockholders' equity:
   Common stock, $0.01 par value, 55,000 shares authorized,
      31,569 and 31,110 issued and outstanding at June 30, 2000
      and December 31, 1999, respectively                                             316                      311
   Additional paid-in capital                                                      80,676                   79,900
   Accumulated deficit                                                            (71,369)                 (69,960)
                                                                           ---------------            -------------
              Total stockholders' equity                                            9,623                   10,251
                                                                           ---------------            -------------

              Total liabilities and stockholders' equity                          $15,317                  $16,511
                                                                           ===============            =============

The accompanying notes are an integral part of the consolidated financial statements.

                                ZAMBA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                                                               Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------------
                                                                                       2000                     1999
                                                                                    ------------            -------------
Cash flows from operating activities:
        Net loss                                                                        ($1,409)                 ($1,782)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                   2,482                    2,274
          Provision for bad debts                                                           324                       79
          Changes in operating assets and liabilities:
            Accounts receivable                                                          (2,399)                  (1,998)
            Unbilled receivables                                                           (223)                    (110)
            Prepaid expenses and other assets                                              (538)                      62
            Accounts payable                                                                575                      695
            Accrued expenses                                                             (1,427)                   1,064
            Deferred revenue                                                                568                    1,769
                                                                                    ------------            -------------

              Net cash provided by (used in) operating activities                        (2,047)                   2,053

Cash flows from investing activities:
        Purchase of property and equipment                                                 (535)                    (488)
        Notes receivable                                                                   (754)                       -
        Other                                                                                 -                      (70)
                                                                                    ------------            -------------

              Net cash used in investing activities                                      (1,289)                    (558)

Cash flows from financing activities:
        Proceeds from exercises of stock options and warrants                               647                      111
        Proceeds of long-term debt                                                            -                       70
        Payments of long-term debt                                                         (282)                     (92)
        Change in restricted cash                                                           110                        -
        Dividends                                                                             -                      (18)
                                                                                    ------------            -------------
            Net cash provided by financing activities                                       475                       71

                                                                                    ------------            -------------

Net increase (decrease) in cash and cash equivalents                                     (2,861)                   1,566
Cash and cash equivalents, beginning of period                                            7,973                    3,054
                                                                                    ------------            -------------
Cash and cash equivalents, end of period                                                 $5,112                   $4,620
                                                                                    ============            =============

The accompanying notes are an integral part of the consolidated financial statements.

                                ZAMBA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A. Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation ("ZAMBA" or the "Company") as of June 30, 2000, and for the three and six month periods ended June 30, 2000, and 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of June 30, 2000, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform with the 2000 presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1999, which were included in our 1999 Report on Form 10-K.

Note B. Net Loss per Share:

We incurred net losses for the three and six month periods ended June 30, 2000 and 1999, and excluded assumed conversion shares from the diluted loss per share computation, because their effect is anti-dilutive. At June 30, 2000, we had 8,968,052 stock options outstanding, which may be dilutive in future periods.

Note C. Selected Balance Sheet Information:

(in thousands)                                             June 30, 2000           December 31, 1999
                                                        -------------------       -------------------
Accounts receivable, net:
     Accounts receivable                                            $6,236                    $3,949
     Less allowance for doubtful accounts                             (502)                     (290)
                                                        -------------------       -------------------
                                                                    $5,734                    $3,659
                                                        ===================       ===================
Property and equipment, net:
     Computer equipment                                             $3,123                    $2,924
     Furniture and equipment                                           992                       822
     Leasehold improvements                                            352                       186
                                                        -------------------       -------------------
                                                                     4,467                     3,932
     Less accumulated depreciation and
          amortization                                              (3,322)                   (2,864)
                                                        -------------------       -------------------
                                                                    $1,145                    $1,068
                                                        ===================       ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ZAMBA is a national customer care consulting company. According to the Gartner Group, customer care is expected to grow at a cumulative average growth rate of 54% per year through 2002. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. We perform our services on both a fixed-bid, fixed-timetable and time and material basis. Rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and post-implementation support. Our services include the design, implementation and integration of enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales. We also own approximately 30% of the equity in NextNet Wireless, Inc., a private corporation engaged in the development of wireless data products targeted at wireless DSL. The chairman of ZAMBA, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc.

We currently derive most of our revenue from systems integration services including business case evaluation, system planning and design, software package implementation, custom software development, training, installation, change management, and post-implementation support.

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


RESULTS OF OPERATIONS

Historical results have been restated to reflect our acquisitions of Camworks, Inc.("Camworks") on December 27, 1999, and Fusion Consulting, Inc. ("Fusion") on January 7, 2000. Both acquisitions are accounted for using the pooling-of-interests method.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Net Revenues
Net revenues increased 39% to $9.72 million in 2000 compared to $7.01 million in 1999. The increase in revenues is principally due to increases in both the average size and number of client projects and due to an increase in the number of billable consultants.

Project and Personnel Costs
Project and personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense ZAMBA incurs in providing its services. Project costs were $4.78 million or 49% of net revenues in the second quarter of 2000 compared to $3.77 million or 54% in the second quarter of 1999. The 27% increase in dollar terms was primarily due to the increase in project personnel. Project personnel increased as a result of the increased number and size of our engagements. The decline in project and personnel costs as a percentage of revenue is due to increased realized rates on projects. We expect project and personnel costs to increase on a dollar basis throughout 2000.

Sales and Marketing
Sales and marketing expenses were $1.13 million or 12% of net revenues in 2000 compared to $551,000 or 8% of net revenues in 1999. The increase in dollar and percentage terms is due to the hiring of additional direct sales personnel. We expect the amount spent for sales and marketing costs to continue to increase over the next few quarters.

General and Administrative
General and administrative costs consist primarily of expenses associated with our management, finance, human resources, information technology, and administrative groups, including occupancy costs. General and administrative expenses were $3.36 million or 35% of net revenues in 2000 compared to $2.47 million or 35% of net revenues in 1999. The increase in dollar terms is primarily due to an increase in non-billable headcount which is necessary to develop our infrastructure to support our anticipated growth. We also increased our allowance for outstanding accounts receivable as we continue to increase our customer base and revenue to cover for any potentially uncollectable accounts. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to grow and expand, which will include entering new and larger facilities and improving our technology infrastructure in order to support our anticipated revenue and headcount growth.

Amortization of Intangibles and Non-cash Compensation
Amortization of intangibles and non-cash compensation was $1.01 million in 2000 compared to $944,000 in 1999. The amortization is mainly due to the acquisition of The QuickSilver Group ("QuickSilver") in September 1998. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition will be amortized by September 30, 2000.

The increase from second quarter 1999 is also due to non-cash compensation from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with ZAMBA. The remaining deferred compensation balance related to these options is $804,000 as of June 30, 2000. The amount of this charge will be approximately $57,000 per quarter for each quarter through 2003.

Interest Income
Interest income was $57,000 in 2000 compared to $20,000 in 1999. The increase is due to increases in our cash and investment accounts, which were provided by operating and financing activities. Also, additional interest income was provided in 2000 from outstanding notes receivable.

Interest Expense
Interest expense was $16,000 in 2000 compared to $26,000 in 1999. The interest charges are due to debt acquired as a result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver. As the debt continues to be paid down, the amount of interest expense is expected to decline.

Income Taxes
Income tax expense was $0 in 2000 and 1999 due to operating losses in both years.

Net Loss
As a result of the above, the net loss for 2000 was $523,000, or ($0.02) per share, compared to a net loss for 1999 of $727,000, or ($0.02) per share.


SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net Revenues
Net revenues increased 45% to $17.93 million in 2000 compared to $12.36 million in 1999. The increase in revenues is principally due to increases in both the average size and number of client projects and due to an increase in the number of billable consultants.

Project and Personnel Costs
Project and personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense ZAMBA incurs in providing its services. Project costs were $9.09 million or 51% of net revenues in 2000 compared to $6.86 million or 55% in 1999. The increase in dollar terms was primarily due to the increase in project personnel. Project personnel increased as a result of the increased number and size of our engagements. The decline in project and personnel costs as a percentage of revenue is due to increased realized rates on projects. We expect project and personnel costs to increase on a dollar basis throughout 2000 in order to deliver revenue growth from customer-centric solutions.

Sales and Marketing
Sales and marketing expenses were $2.19 million or 12% of net revenues in 2000 compared to $1.12 million or 9% of net revenues in 1999. The increase in dollar and percentage terms is due to the hiring of additional direct sales personnel. We expect the amount spent for sales and marketing costs to continue to increase over the next few quarters as we continue to grow our staff and pay commissions for the expected increase in revenue.

General and Administrative
General and administrative costs consist primarily of expenses associated with our management, finance, human resources, information technology, and administrative groups, including occupancy costs. General and administrative expenses were $6.13 million or 34% of net revenues in 2000 compared to $4.25 million or 34% of net revenues in 1999. The increase in dollar terms is primarily due to an increase in non-billable headcount which is necessary to develop our infrastructure to support our anticipated growth. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to grow and expand, which will include entering new and larger facilities and improving our technology infrastructure in order to support our anticipated revenue and headcount growth.

Amortization of Intangibles and Non-cash Compensation
Amortization of intangibles and non-cash compensation was $2.03 million in 2000 compared to $1.90 million in 1999. The amortization is mainly due to the acquisition of The QuickSilver Group ("QuickSilver") in September 1998. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition will be amortized by September 30, 2000.

The increase from 1999 is also due to non-cash compensation from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with ZAMBA. The remaining deferred compensation balance related to these options is $804,000 as of June 30, 2000. The amount of this charge will be approximately $57,000 per quarter for each quarter through 2003.

Interest Income
Interest income was $131,000 in 2000 compared to $44,000 in 1999. The increase is due to increases in our cash and investment accounts, which were provided by operating and financing activities. Also, additional interest income was provided in 2000 from outstanding notes receivable.

Interest Expense
Interest expense was $39,000 in 2000 compared to $54,000 in 1999. The interest charges are due to debt acquired as a result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver. As the debt continues to be paid down, the amount of interest expense is expected to decline.

Income Taxes
Income tax expense was $0 in 2000 and 1999 due to operating losses in both years.

Net Loss
As a result of the above, the net loss for 2000 was $1,409,000, or ($0.04) per share, compared to a net loss for 1999 of $1,782,000, or ($0.06) per share.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $5.11 million and working capital of $7.56 million. During the first six months of 2000, we issued notes receivable to four employees totaling $754,000, which are still outstanding as of June 30, 2000. For the six months ended June 30, 2000, $2.12 million was used in operating activities compared to the $2.05 million provided by operating activities in the same period in 1999. The decrease in cash provided from operating activities is due to an increase in accounts receivable, and a decrease in accrued expenses and deferred revenue. We believe our existing capital resources will be sufficient to meet our capital requirements in 2000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have debt at a fixed interest rate ranging from 6.0% to 10.0%, as described in Item 7A in the 1999 Report on Form 10-K. There has been no material change to this information.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

     Zamba held its Annual Meeting on May 18, 2000. Three proposals were presented at the Annual Meeting for voting by the stockholders: (i) the election of directors; (ii) the approval of the Zamba Corporation 2000 Employee Stock Purchase Plan; and (iii) the ratification of KPMG LLP as Zamba's independent auditors for 2000. The stockholders approved each proposal.

     Each person nominated for director was elected. For Joseph B. Costello, 25,783,842 votes were cast in favor of his election, and 146,614 votes were cast against. For Dixon R. Doll, 25,885,969 votes were cast in favor of his election, and 44,487 votes were cast against. For Paul D. Edelhertz, 25,773,669 votes were cast in favor of his election, and 156,787 votes were cast against. For Todd Fitzwater, 25,783,969 votes were cast in favor of his election, and 146,487 votes were cast against. For John Olsen, 25,875,719 votes were cast in favor of his election, and 54,737 votes were cast against. For Sven A. Wehrwein, 25,875,819 votes were cast in favor of his election, and 54,637 votes were cast against.

     25,583,375 votes were cast in favor of the proposal to approve the Zamba Corporation 2000 Employee Stock Purchase Plan, 289,059 votes were cast against, 61,022 votes were abstentions, and there were no broker non-votes. 25,894,625 votes were cast in favor of ratifying the appointment of KPMG LLP as independent auditors for fiscal year 2000, 15,822 votes were cast against, 20,009 votes were abstentions, and there were no broker non-votes.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits (see attached exhibit index)

(b)      Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ZAMBA CORPORATION

                            By: /s/ Paul D. Edelhertz
                                    -----------------
                                    Paul D. Edelhertz
                                    President and Chief Executive Officer


                            By: /s/ Michael H. Carrel
                                    -----------------
                                    Michael H. Carrel
                                    Vice President and Chief Financial Officer



                            Dated: August 14, 2000

                                  EXHIBIT INDEX


-------------------------------------------------------------------------------------
  EXHIBIT NUMBER                                 TITLE
-------------------------------------------------------------------------------------
10.01               Lease Agreement dated May 5, 2000, between the Registrant and
                    Harvard Property (Lake Calhoun), LP
-------------------------------------------------------------------------------------
10.02               Lease Agreement dated May 31, 2000, between the Registrant and
                    EOP-New England Executive Park, LCC
-------------------------------------------------------------------------------------
27                  Financial Data Schedule
-------------------------------------------------------------------------------------