Form 10-Q
period 2000-09-30
ZAMBA CORP
filed 2000-11-14
CIK 883741

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	#41-1636021 (I.R.S. Employer Identification No.)

3033 Excelsior Boulevard, Suite 200, Minneapolis, Minnesota 55416
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2000
Common Stock, $0.01 par value	31,750,278

ZAMBA CORPORATION
INDEX

PART I—Financial Information

		Page No.
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999	3
	Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Not Applicable
PART II—Other Information
Items 1.	Legal Proceedings	12
Items 2-5.	None	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS

OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
	(In thousands, except per share data)
Net revenues	$11,310	$8,577	$29,242	$20,934
Costs and expenses:
Project and personnel costs	5,566	3,938	14,656	10,793
Sales and marketing	1,445	763	3,633	1,886
General and administrative	4,129	2,382	10,259	6,636
Amortization of intangibles and non-cash compensation	1,002	1,086	3,027	2,983

Income (loss) from operations	(832)	408	(2,333)	(1,364)
Other income (expense):
Interest income	46	19	177	63
Interest expense	(16)	(27)	(55)	(81)

	30	(8)	122	(18)
Net income (loss)	($802)	$400	($2,211)	($1,382)

Net income (loss) per share—basic and diluted	($0.03)	$0.01	($0.07)	($0.05)

Weighted average shares outstanding—basic	31,654	30,754	31,487	30,523

Weighted average shares outstanding—diluted	31,654	31,318	31,487	30,523

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2000	December 31, 1999
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,736	$7,973
Accounts receivable, net	7,491	3,659
Unbilled receivables	244	274
Notes receivable—related parties and other	726	3
Prepaid expenses and other current assets	717	242

Total current assets	13,914	12,151
Property and equipment, net	1,490	1,068
Restricted cash	—	110
Intangible assets, net	276	3,111
Other assets	321	71

Total assets	$16,001	$16,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current installments of long-term debt	$496	$573
Accounts payable	1,680	1,079
Accrued expenses	2,906	3,029
Deferred revenue	1,297	763

Total current liabilities	6,379	5,444
Long-term debt, less current installments	539	816

Commitments
Total liabilities	6,918	6,260

Stockholders' equity:
Common stock, $0.01 par value, 55,000 shares authorized, 31,732 and 31,110 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	317	311
Additional paid-in capital	80,937	79,900
Accumulated deficit	(72,171)	(69,960)

Total stockholders' equity	9,083	10,251

Total liabilities and stockholders' equity	$16,001	$16,511

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2000	1999
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,211)	$(1,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,696	3,446
Provision for bad debts	816	70
Non cash stock compensation	—	142
Changes in operating assets and liabilities:
Accounts receivable	(4,648)	(1,897)
Unbilled receivables	30	(74)
Prepaid expenses and other assets	(725)	(51)
Accounts payable	601	746
Accrued expenses	(123)	1,814
Deferred revenue	534	1,011

Net cash provided by (used in) operating activities	(2,030)	3,825
Cash flows from investing activities:
Purchase of property and equipment	(1,149)	(557)
Notes receivable	(723)	—
Other	—	(84)

Net cash used in investing activities	(1,872)	(641)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	909	239
Proceeds of long-term debt	—	240
Payments of long-term debt	(354)	(288)
Change in restricted cash	110	100
Dividends	—	(18)

Net cash provided by financing activities	665	273

Net increase (decrease) in cash and cash equivalents	(3,237)	3,457
Cash and cash equivalents, beginning of period	7,973	3,054

Cash and cash equivalents, end of period	$4,736	$6,511

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Basis of Presentation:

    The unaudited consolidated financial statements of ZAMBA Corporation ("ZAMBA" or the "Company") as of September 30, 2000, and for the three and nine month periods ended September 30, 2000, and 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state our financial position as of September 30, 2000, and our results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform with the 2000 presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 1999, which were included in our 1999 Report on Form 10-K.

Note B. Selected Balance Sheet Information:

	September 30, 2000	December 31, 1999
	(in thousands)
Accounts receivable, net:
Accounts receivable	$8,021	$3,949
Less allowance for doubtful accounts	(530)	(290)

	$7,491	$3,659

Property and equipment, net:
Computer equipment	$3,463	$2,924
Furniture and equipment	913	822
Leasehold improvements	705	186

	5,081	3,932
Less accumulated depreciation and amortization	(3,591)	(2,864)

	$1,490	$1,068

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    ZAMBA is a national customer care consulting company. According to the Gartner Group, customer care is expected to grow at a cumulative average growth rate of 54% per year through 2002. Our services are designed to assist clients in building lasting relationships with customers, increase the effectiveness of customer service and sales operations, and improve overall communication with customers. We deliver our services using a unique combination of accumulated expertise in the customer care field, existing technology, and client knowledge. We perform our services on both a fixed-bid, fixed-timetable and time and materials basis. Rapid development and significant client involvement are key aspects to our methodologies. We offer our clients end-to-end assistance with their implementations, including business case evaluation, system planning and design, software implementation, modification and development, training, installation, change management, network management, and post-implementation support. Our services include the design, implementation and integration of enterprise level applications to facilitate sales automation, call center management, marketing automation and automated field service and sales. We also own approximately 31% of the equity in NextNet Wireless, Inc., a private corporation engaged in the development of wireless data products targeted at wireless DSL. Two members of the Board of Directors of ZAMBA are also members of the Board of Directors of NextNet Wireless, Inc., Joseph B. Costello and Dixon R. Doll.

    We currently derive most of our revenue from systems integration services including business case evaluation, system planning and design, software package implementation, custom software development, training, installation, change management, and post-implementation support.

Results of Operations

    Historical results have been restated to reflect our acquisitions of Camworks, Inc. ("Camworks") on December 27, 1999, and Fusion Consulting, Inc. ("Fusion") on January 7, 2000. Both acquisitions are accounted for using the pooling-of-interests method.

Three months ended September 30, 2000, compared to the three months ended September 30, 1999

Net Revenues

    Net revenues increased 32% to $11.31 million in 2000 compared to $8.58 million in 1999. The increase in revenues is principally due to increases in both the average size and number of client projects and due to an increase in the number of billable consultants.

Project and Personnel Costs

    Project and personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense ZAMBA incurs in providing its services. Project costs were $5.57 million or 49% of net revenues in the third quarter of 2000 compared to $3.94 million or 46% in the third quarter of 1999. The 41% increase in dollar terms was primarily due to the increase in the number and cost of project personnel. Project personnel increased primarily as a result of the increased number and size of our engagements. We expect project and personnel costs to increase on a dollar basis over the next few quarters in order to deliver revenue growth from customer-centric solutions.

Sales and Marketing

    Sales and marketing expenses were $1.45 million or 13% of net revenues in 2000 compared to $763,000 or 9% of net revenues in 1999. The increase in dollar and percentage terms is due to the hiring of additional direct sales personnel. We expect the amount spent for sales and marketing costs to continue to increase over the next few quarters, as we continue to grow our staff and pay commissions associated with the expected increase in revenue.

General and Administrative

    General and administrative costs consist primarily of expenses associated with our management, finance, human resources, recruiting, information technology, facilities and administrative groups. General and administrative expenses were $4.13 million or 37% of net revenues in 2000 compared to $2.38 million or 28% of net revenues in 1999. The increase in dollar terms is primarily due to an increase in non-billable headcount, which is necessary to develop our infrastructure to support our anticipated growth. We also increased our provision for bad debts as we continue to increase our customer base and revenue. We also wrote off one customer's accounts receivable balance to bad debts because of collection issues due to lack of funding. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to grow and expand, and improve our technology infrastructure in order to support our anticipated revenue and headcount growth.

Amortization of Intangibles and Non-cash Compensation

    Amortization of intangibles and non-cash compensation was $1.00 million in 2000 compared to $1.09 million in 1999. The amortization is mainly due to the acquisition of The QuickSilver Group ("QuickSilver") in September 1998. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition have been amortized as of September 30, 2000.

    Non-cash compensation is from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with ZAMBA. The remaining deferred compensation balance related to these options is $739,000 as of September 30, 2000. The amount of this charge will be approximately $57,000 per quarter for each quarter through 2003.

Interest Income

    Interest income was $46,000 in 2000 compared to $19,000 in 1999. The increase is due to increases in our cash and investment accounts, which were provided by operating and financing activities. Also, additional interest income was provided in 2000 from outstanding notes receivable.

Interest Expense

    Interest expense was $16,000 in 2000 compared to $27,000 in 1999. The interest charges are due to debt acquired as a result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver. As the debt continues to be paid down, the amount of interest expense is expected to decline.

Income Taxes

    Income tax expense was $0 in 2000 due to an operating loss. In 1999, income tax expense was $0 due to utilizing net operating loss carryforwards.

Net Income (Loss)

    As a result of the above, the net loss for 2000 was $802,000, or ($0.03) per share, compared to a net income for 1999 of $400,000, or $0.01 per share.

Nine months ended September 30, 2000, compared to the nine months ended September 30, 1999

Net Revenues

    Net revenues increased 40% to $29.24 million in 2000 compared to $20.93 million in 1999. The increase in revenues is principally due to increases in both the average size and number of client projects and due to an increase in the number of billable consultants.

Project and Personnel Costs

    Project and personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense ZAMBA incurs in providing its services. Project costs were $14.66 million or 50% of net revenues in 2000 compared to $10.79 million or 52% in 1999. The increase in dollar terms was primarily due to the increase in the number and cost of project personnel. Project personnel increased as a result of the increased number and size of our engagements. The decline in project and personnel costs as a percentage of revenue is due to increased realized rates on projects. We expect project and personnel costs to increase on a dollar basis over the next few quarters in order to deliver revenue growth from customer-centric solutions.

Sales and Marketing

    Sales and marketing expenses were $3.63 million or 12% of net revenues in 2000 compared to $1.89 million or 9% of net revenues in 1999. The increase in dollar and percentage terms is due to the hiring of additional direct sales personnel. We expect the amount spent for sales and marketing costs to continue to increase over the next few quarters as we continue to grow our staff and pay commissions for the expected increase in revenue.

General and Administrative

    General and administrative costs consist primarily of expenses associated with our management, finance, human resources, recruiting, information technology, facilities and administrative groups. General and administrative expenses were $10.26 million or 35% of net revenues in 2000 compared to $6.64 million or 32% of net revenues in 1999. The increase in dollar terms is primarily due to an increase in non-billable headcount which is necessary to develop our infrastructure to support our anticipated growth. We also increased our provision for bad debts as we continue to increase our customer base and revenue. We also wrote off one customer's accounts receivable balance to bad debts because of collection issues due to lack of funding. We anticipate general and administrative costs to increase on a dollar basis over the next several quarters as we continue to grow and expand, and improve our technology infrastructure in order to support our anticipated revenue and headcount growth.

Amortization of Intangibles and Non-cash Compensation

    Amortization of intangibles and non-cash compensation was $3.03 million in 2000 compared to $2.98 million in 1999. The amortization is mainly due to the acquisition of The QuickSilver Group ("QuickSilver") in September 1998. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to tangible and identifiable intangible assets. The fair value of identifiable intangible assets was $7.70 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology. These amounts are being amortized over economic useful lives of between two and four years. Approximately 97% of the costs related to the QuickSilver acquisition have been amortized as of September 30, 2000.

    Non-cash compensation is from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company. The options were granted with an exercise price less than fair market value as a means of incenting the employees to continue employment with ZAMBA. The remaining deferred compensation balance related to these options is $739,000 as of September 30, 2000. The amount of this charge will be approximately $57,000 per quarter for each quarter through 2003.

Interest Income

    Interest income was $177,000 in 2000 compared to $63,000 in 1999. The increase is due to increases in our cash and investment accounts, which were provided by operating and financing activities. Also, additional interest income was provided in 2000 from outstanding notes receivable.

Interest Expense

    Interest expense was $55,000 in 2000 compared to $81,000 in 1999. The interest charges are due to debt acquired as a result of the acquisition of QuickSilver and interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver. As the debt continues to be paid down, the amount of interest expense is expected to decline.

Income Taxes

    Income tax expense was $0 in 2000 and 1999 due to operating losses in both years.

Net Loss

    The net loss for 2000 was $2,211,000, or ($0.07) per share, compared to a net loss for 1999 of $1,382,000, or ($0.05) per share.

Liquidity and Capital Resources

    As of September 30, 2000, we had no significant capital spending or purchase commitments and had cash and cash equivalents totaling $4.74 million and working capital of $7.54 million. During the first nine months of 2000, we received notes receivable from four employees totaling $754,000, of which $372,000 is still outstanding as of September 30, 2000. We also received a note receivable from a customer, which totals $354,000 as of September 30, 2000. Subsequent to September 30, 2000, we received notes receivable from a customer totaling $939,000, due on December 15, 2000, for services performed during the third and fourth quarters of 2000.

    For the nine months ended September 30, 2000, $2.03 million was used in operating activities compared to the $3.83 million provided by operating activities in the same period in 1999. The decrease in cash provided from operating activities is primarily due to an increase in accounts receivable. We believe our existing capital resources will be sufficient to meet our capital requirements over the next few quarters.

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

Factors That May Affect Future Results

    Certain statements in this Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report on Form 10-Q, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.

    Factors that impact such forward looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer- centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration; our ability to grow revenues from acquired companies; possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission.

    Our business may not grow as anticipated or we may fail to sustain profitability on a quarterly or annual basis in the future. We derive a substantial part of our revenues from a small number of clients whom, after evaluating our capabilities, decide whether to engage us to create business case evaluations, consult on change management practices and, in some cases, to design, implement and deploy solutions. Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and other factors. In order for our revenues from consulting and integration services to grow, we must continue to add more clients and larger projects to plan, design and implement customer care systems. Inability to obtain clients for large-scale consulting and integration services could materially and adversely affect the growth of its business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    We are parties to various legal proceedings in the course of conducting our business. In the opinion of management, we are not involved in any current legal proceedings that, in the aggregate, would have a material affect on our business or operations.

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

ZAMBA CORPORATION
By:	/s/ DOUG HOLDEN Doug Holden President and Chief Executive Officer
By:	/s/ MICHAEL H. CARREL Michael H. Carrel Vice President and Chief Financial Officer
Dated: November 14, 2000

EXHIBIT INDEX

Exhibit Number	Title
10.01	Offer Letter for Doug Holden
10.02	Offer Letter for Jeff McCall
10.03	Offer Letter for Manish Gupta
11	Computation of Net Income Per Basic and Diluted Share
27	Financial Data Schedule

QuickLinks

ZAMBA CORPORATION INDEX
PART I—Financial Information
PART I. FINANCIAL INFORMATION
  ITEM 1: FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX