Form 10-K405
period 2000-12-31
ZAMBA CORP
filed 2001-03-16
CIK 883741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1636021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3033 Excelsior Blvd, Suite 200, Minneapolis, Minnesota  55416
(Address of Principal Executive Offices, including Zip Code)

Registrant's Telephone Number, Including Area Code: (952) 832-9800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $45,149,258 based on the closing sale price of the Registrant's Common Stock as reported on the Nasdaq National Market on March 9, 2001.

The number of shares outstanding of the registrant's common stock, as of March 9, 2001, was 32,175,213 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 17, 2001, are incorporated by reference into Part III of this report .

PART I

Disclaimer Regarding Forward-Looking Information

          Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report on Form 10-K, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.

          Factors that may impact forward-looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including the factors set forth on Exhibit 99 to this Form 10-K.

Item 1.  Business

Our Company

          ZAMBA Corporation is a leading customer relationship management ("CRM") consulting and systems integration company for Global 2000 organizations.  We were incorporated in Delaware in 1990.  One of the largest companies focused exclusively on CRM services, we help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. Based on our CRM expertise and experience, we have created an end-to-end blueprint of industry-leading solutions addressing each aspect of CRM, including strategy, marketing and analytics, commerce and content, contact center, mobile and wireless, sales, customer experience and support. Our intent is to become a leading CRM services company by bringing together the brightest people in the CRM industry in order to offer a comprehensive set of innovative solutions based on best-in-class products and processes.

Industry Background

          CRM is an integral function of business because it addresses one of the most fundamental business needs – how to attract, retain, service and support customers.  At the same time, with the segmentation of various markets and industries, companies are demanding solutions that suit their different customer demographics and psychographics. These two factors have contributed to growth in the CRM market.

          The size, growth and direction of the CRM services market, while being influenced by global economic trends, also moves in accordance with growth and developments in other markets and technologies, as well as other factors, including the following:

•	broader services and technology innovation;
•	the specific increased penetration of the Internet;
•	wireless and mobile technology; and
•	CRM applications.

          In addition, the fast speed of technology improvement, which shortens solution lifecycles, directly impacts the market for CRM services.

          The rapid shift to customization and one-to-one relationships with customers has required a new approach to developing and deploying CRM solutions. Understanding industry and market segmentation, as well as differences between companies in similar industries and markets, is critical to our success, as the needs and objectives of companies vary widely. As the market continues to become increasingly segmented, the ability to provide solutions that meet those varying needs is a prerequisite for long-term success.

          In a segmented business market with high competition, potential success factors include:

•	a comprehensive service portfolio;
•	a strong and appealing brand image; and
•	an ability to respond to specific client demands rapidly.

          As companies continue to emphasize the need to optimize their customer relationships in the increasingly competitive new economy, the enterprise model is shifting away from the old, company-centric model to a new, customer-centric model.

          In particular, the emergence of the Internet prompted a fundamental shift from back-office applications to front-office applications. Just as technology has revolutionized the way companies operate internally (back-office), it is now being utilized to revolutionize customer-facing (front-office) operations.   Our CRM solutions are intended to assist our clients with their relationships with their customers.

Our Solutions

          Clients are demanding completely integrated multi-channel solutions that help them bring the various points of customer interactions together. By organizing and aligning resources (best of breed/best practices) within the CRM universe (including vendors, technologies, industry/media analysts, professionals, academia and alternate solution providers), we will offer “packaged” solutions to address a host of customer issues, driven by a comprehensive CRM blueprint. Our CRM blueprint guides companies to the realization of completely integrated, strategic CRM solutions.   Our specific solution offerings include:

•	Strategy – aligning CRM objectives with business strategies by developing consistent and integrated customer experience models, developing customer-facing business processes, aligning technology tools and managing the change process;

•	Marketing and Analytics – extracting data from various customer-facing systems to create a single repository of core customer knowledge that drives marketing campaigns and real-time personalization through multiple interaction channels;

•	Commerce and Content – enabling online customer transactions and interaction through the creation and management of large amounts of product information via product configuration, catalog management, pricing optimization, quality content and self-help tools;

•	Contact Center – creating multi-channel interaction with customers, including self-service/self-help, self-service sales transactions, collaboration, e-mail management and personalization via the telephone, the Internet and hard copy correspondence;

•	Mobile and Wireless – empowering field workforces and offering customers remote access by assisting with business case development, mobile device selection and wireless or wireline network selection;

•	Sales – helping sales forces increase close rates, reduce sales cycles, maximize deal sizes and profitability and reduce errors via opportunity management, account management, contract management, order entry management, sales force workflow and sales administration;

•	Customer Experience – analyzing the existing brand, building new or extended brand identity and leveraging the brand through all points of interaction to build brand equity; and

•	Support – maintaining mission-critical CRM applications with dedicated, certified, senior production support specialists.

Clients

          We primarily target Global 2000 companies facing the critical requirement to satisfy their customers’ needs profitably. We help companies achieve their objectives by implementing technology-based solutions that unify all facets of their CRM strategy to ensure consistent, industry- leading customer-centric behaviors and processes across multiple interaction channels. We have proven our CRM expertise by implementing solutions for nearly 300 clients, including:

Ameritech/SBC	Amway	ATL/Quantum	Best Buy
Edison Enterprises	Enbridge Services	GE Medical	Hertz
Hitachi	Honeywell	MilePoint	Nextel
Nortel Networks	Novartis	OmniSky	Symbol Technologies
Towers Perrin	US West/Qwest	Viking Freight/FedEx	Warner Music
Xcel Energy

Relationships with leading technology providers

          In order to deliver best-in-class solutions, we have established alliances with several leading software companies and technology providers, including:

Aether Systems	Art Technology Group	Aspect Communications
Business Objects	Calico	E.piphany
Genesys	Nortel Networks (Clarify)	Palm
Primus	Siebel Systems

Ownership in NextNet Wireless, Inc.

          We also own approximately one-third of the equity in NextNet Wireless, Inc. (“NextNet”), a private corporation engaged in the development of wireless data products targeted at wireless DSL.  The vice-chairman of ZAMBA, Joseph B. Costello, is also the chairman and CEO of NextNet Wireless.  Another one of our directors, Dixon Doll, is also a director of NextNet.  Several of NextNet’s employees are former employees of ours, but we have no involvement with NextNet’s operations other than through our role as a shareholder and our common directors, Mr. Costello and Dr. Doll.  Our involvement with NextNet is that of a passive investor.

Competition

          The CRM  consulting and systems integration market is highly competitive and served by numerous national, regional and local firms. The market includes participants from a variety of market segments, including consulting and systems integration firms, contract programming companies, application software firms and their professional services groups, and e-business solution providers.

          We believe that our primary competitors can be classified into three groups:

•	Large systems integrators (e.g., Accenture, PricewaterhouseCoopers, IBM, EDS)
•	eServices companies (e.g., Sapient, Scient, MarchFirst)
•	CRM consulting companies (e.g., E-Loyalty, One)

          In addition to these external competitors, we also face competition from service organizations within potential clients.

          We believe that the principal competitive factors in the systems integration industry include technical expertise, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value. We also believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of our competitors’ responsiveness to customer needs.

          Many of our direct, indirect and potential future competitors have financial, technical, marketing, sales, distribution and other resources substantially greater than we do.  Some of these competitors have established market positions, greater name recognition, substantial technological capabilities and generate greater consulting revenues. We face competition not only from these established companies, but also from start-up companies that have a niche expertise in specific application technologies.  This  competitive environment could adversely affect our business, results of operations, and financial condition.

People and Culture

          People are the most important ingredient in our success, and we foster programs to make ZAMBA a fulfilling and rewarding place to work. Our goal of helping clients satisfy their customers’ needs profitably is achieved through the relationships our people build with our clients. As of December 31, 2000, we had 291 employees throughout North America, including 5 full-time contractors. Of that total, 214 individuals were in the professional staff, 57 in administrative roles and 20 in business development.

          Our employees are not parties to any collective bargaining agreements, and we believe that relations with our employees are good.

Proprietary Rights

          Our success is dependent upon our software deployment and consulting methodologies and other intellectual property rights.  We rely upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect our proprietary rights.  We generally enter into confidentiality agreements with employees, consultants, clients and potential clients and limit access to, and distribution of,  our propriety information.  There can be no assurance that our actions will be adequate to deter misappropriation of our propriety information or that we will be able to detect unauthorized use and take appropriate steps to enforce our  intellectual property rights.

          Our business includes the development of custom software applications in connection with specific client engagements.  Ownership of such software is generally assigned to our clients.  In addition, we also develop object-oriented software components that can be reused in software application development and certain foundation and application software products, or software “tools,” most of which remain our property.

          Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future.

Item 2.  Properties

          Our headquarters consists of approximately 26,770 square feet located in a multi-story building in Minneapolis, Minnesota.  The facility is leased pursuant to an agreement that expires in December 2005. We also maintain leased offices for operations and sales functions in Campbell and Pleasanton, California, Colorado Springs and Parker, Colorado, and Boston, Massachusetts.  We believe that these facilities are adequate to meet our present needs.  However, we may need  to expand our current facilities and to move into new facilities to meet anticipated growth in the future.  Additional information about our lease obligations are set forth in Note 3 to the consolidated financial statements included in this Form 10-K.

Item 3.  Legal Proceedings

          We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that resolving these matters will not have a material adverse effect  on our business, financial condition and  results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

          We were incorporated in Delaware in  1990 under the name Racotek, Inc..  Our common stock began trading on December 10, 1993, on the Nasdaq National Market under the symbol “RACO,” in connection with our initial public offering.  We changed our corporate name to Zamba Corporation on October 5, 1998, and, in conjunction with this name change, our common stock began trading on the Nasdaq National Market under the symbol “ZMBA.”

          A summary of the range of high and low closing prices for our common stock for each quarterly period in the two most recent fiscal years, is presented below.  These prices reflect interdealer prices and do not include retail markups, markdowns or commissions.

	High	Low
1999
FirstQuarter	$3.75	$2.00
Second Quarter	2.97	1.56
Third Quarter	2.56	1.50
Fourth Quarter	18.94	1.88

2000
First Quarter	$0.13	$8.00
Second Quarter	9.13	4.81
Third Quarter	7.00	4.25
Fourth Quarter	4.81	1.63

          We have never paid cash dividends on our  common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We intend to retain future earnings, if any, for the development of our business.

          As of March 9, 2001, we had approximately 7,400 stockholders of record.

Item 6.  Selected Financial Data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31)
(In thousands, except per share data)

	2000	1999	1998	1997	1996
Revenues	$41,740	$29,030	$9,373	$5,097	$5,172
Costs and expenses:
Project and personnel costs	20,364	15,083	4,463	4,546	3,695
Sales and marketing	5,747	2,695	2,187	4,237	6,258
General and administrative	14,605	9,252	3,628	2,721	2,091
Non-recurring items	753	-	-	-	-
Research and development	-	-	1,069	3,286	4,215
Amortization of intangibles and non-cash compensation	3,129	4,096	996	-	-
Loss from operations	(2,858)	(2,096)	(2,970)	(9,693)	(11,087)
Other income (expense), net	182	(10)	188	422	855
Net loss	($2,676)	($2,106)	($2,782)	($9,271)	($10,232)
Net loss per share - basic and diluted	($0.08)	($0.07)	($0.10)	($0.36)	($0.40)
Weighted average common shares outstanding – basic and diluted	31,572	30,628	26,792	25,932	25,372

CONSOLIDATED BALANCE SHEET DATA (as of December 31)
(In thousands)

	2000	1999	1998	1997	1996
Cash, cash equivalents and short-term investments	$4,843	$7,973	$3,054	$5,414	$11,972
Working capital	7,643	6,707	4,173	5,182	12,727
Total assets	17,013	16,511	14,383	7,533	16,995
Current and long-term debt	1,076	1,389	1,683	-	-
Total stockholders' equity	9,562	10,251	11,196	6,323	15,383

	Quarterly Financial Information (unaudited)
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(In thousands, except per share data)
Revenue	5,351	7,007	8,578	8,095
Operating income (loss)	(1,050)	(722)	408	(732)
Net income (loss)	(1,055)	(727)	400	(724)
Earnings per share:
Basic	(0.04)	(0.02)	0.01	(0.02)
Diluted	(0.04)	(0.02)	0.01	(0.02)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands, except per share data)
Revenue	8,217	9,715	11,310	12,498
Operating income (loss)	(937)	(564)	(832)	(525)
Net income (loss)	(886)	(524)	(802)	(465)
Earnings per share:
Basic	(0.03)	(0.02)	(0.03)	(0.01)
Diluted	(0.03)	(0.02)	(0.03)	(0.01)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          ZAMBA Solutions is a leading customer relationship management (CRM) consulting and systems integration company for Global 2000 organizations. We help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. Based on our  CRM expertise and experience, we have created an end-to-end blueprint of industry-leading solutions addressing each aspect of CRM, including strategy, marketing and analytics, commerce and content, contact center, mobile and wireless, sales, customer experience and support.

          We currently derive most of our revenue from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.  We also derive recurring revenue from providing post-implementation support.

          Our revenues and earnings may fluctuate from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. Revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

Results of Operations

          Results for all periods include the historical results of Camworks, Inc., which we acquired on December 29, 1999, and the effect of the issuance of shares of our common stock in this transaction. Results for all periods also include the historical results of Fusion Consulting, Inc., which we acquired on January 7, 2000, and the effect of the issuance of shares of our common stock in this transaction.  The acquisitions of Camworks and Fusion were both accounted for by the pooling-of-interests method.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Net Revenues

          Net revenues increased 44% to $41.7 million in 2000 compared to $29.0 million in 1999. The increase was due principally to increases in the number of billable personnel, average size and number of client projects as well as the average billing rate on the projects.

Project and Personnel Costs

          Project costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. These costs represent the most significant expense we incur in providing service.  Project costs were $20.4 million, or 49% of net revenues, in 2000, compared to $15.1 million, or 52% of net revenues, in 1999.  The increase in project costs was primarily due to an increase in project personnel from 153 at December 31, 1999, to 214 at December 31, 2000.   While we expect to meet our hiring goals in 2001, competition for personnel with information technology skills is intense, and we therefore expect salaries and wages to continue to increase.  We periodically review and update our billing rates to cover expected increases in costs.

Sales and Marketing

          Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $5.7 million, or 14% of net revenues, in 2000 compared to $2.7 million, or 9% of net revenues, in 1999. The dollar and percentage increases were primarily due to investments we made in a new brand identity and to higher paid sales personnel. We anticipate the dollar amount and percentage of sales and marketing expenses to increase in 2001.

General and Administrative

          General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $14.6 million, or 35% of net revenues, in 2000, compared to $9.3 million, or 32% of net revenues, in 1999.  The dollar and percentage increases were primarily due to investments we made in growing the business, which resulted in an increase in the number of employees hired during 2000, an increase in occupancy costs related to significant expansion of our office space, an increase in information technology infrastructure spending, and an increase in write-offs of uncollectible accounts receivable.  As we grow and expand geographically in 2001, we expect general and administrative expenses to increase.

Non-recurring items

          Non-recurring charges were $753,000 in 2000. These items consist of severance expenses for recently departed senior management, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract.

Amortization of Intangibles and Non-Cash Compensation

          Amortization of intangibles and non-cash compensation was $3.1 million in 2000 compared to $4.1 million in 1999.  The amortization is mainly due to the acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  The Quicksilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives of between two and four years.   Approximately 97% of the costs related to the QuickSilver acquisition have been amortized as of December 31, 2000.

          Non-cash compensation in 2000 is from stock options granted to non-shareholder employees of Camworks and Fusion subsequent to our acquisitions of each company.  The options were granted with an exercise price less than fair market value as an incentive to the employees to continue employment with ZAMBA.  The remaining deferred compensation balance related to these options is $683,000 as of December 31, 2000.  The amount of this charge will be approximately $57,000 per quarter for each quarter through 2003. Non-cash compensation charges in 1999 consist mainly of expenses associated with Camworks stock granted to Camworks employees prior to the merger under pre-existing change of control provisions within these employment agreements.  These stock grants represented a one-time charge to 1999 earnings of $325,000.

Interest Income

          Interest income was $251,000 in 2000 compared to $97,000 in 1999.  This increase is primarily due to increased cash and investment balances throughout 2000 compared to 1999.  Because our cash balance decreased throughout the year 2000, we expect interest income to decrease in 2001.

Interest Expense

          Interest expense in 2000 was $69,000 compared to $107,000 in 1999.  This decrease is due to paying down notes payable, primarily those related to the notes payable issued in September 1998 in connection with the acquisition of QuickSilver.

Income Taxes

          We have incurred net operating losses since inception.  We are uncertain about whether we will have taxable earnings in the future, and we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

          As of December 31, 2000, we had approximately $72.4 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that will begin to expire in 2005.  The use of these carryforwards in any one year is limited under Internal Revenue Code Section 382 because of significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

Net Revenues

          Net revenues increased 209% to $29.0 million in 1999, compared to $9.4 million in 1998, due principally to our transition to the sale of services instead of selling stand-alone software products and the fact that we had a full year of joint operations following our acquisition of QuickSilver on September 22, 1998.

Project Costs

          Project costs were $15.1 million, or 52% of net revenues, in 1999, compared to $4.5 million, or 48% of net revenues, in 1998. The increase in project costs was primarily due to an increase in project personnel from 80 at December 31, 1998 to 153 at December 31, 1999.

Sales and Marketing

          Sales and marketing expenses were $2.7 million, or 9% of net revenues, in 1999, compared to $2.2 million, or 23% of net revenues, in 1998. The dollar increase was primarily due to an increase in the number of sales personnel. The percentage decrease  was primarily due to our increased net revenues.

General and Administrative

          General and administrative expenses were $9.3 million, or 32% of net revenues, in 1999, compared to $3.6 million, or 39% of net revenues, in 1998. The dollar increase was primarily due to an increase in the number of employees hired during 1999, an increase in occupancy costs related to significant expansion of our office space, and an increase in other information technology infrastructure. The percentage decrease was primarily a result of improved utilization of office space and administrative functions in comparison to the growth of net revenues.

Research and Development

          Research and development expenses were $0, or 0% of net revenues, in 1999, compared to $1.1 million, or 11% of net revenues, in 1998.  The dollar and percentage decrease is due primarily to the decrease in research and development personnel which occurred as a result of discontinuing any product development or enhancements of the KeyWare product line in 1998, and the transfer of the NextNet technology in September 1998 to NextNet Wireless.

Amortization of Intangibles and Non-Cash Compensation

          Amortization of intangibles and non-cash compensation was $4.1 million in 1999, compared to $1.0 million in 1998.  The amortization is mainly due to the acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  The acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives of between two and four years.

          Non-cash compensation charges in 1999 and 1998 consist mainly of expenses associated with Camworks stock granted to Camworks employees prior to the merger under pre-existing change of control provisions within these employment agreements.  These stock grants represented a one-time charge to earnings of $325,000 in 1999 and $60,000 in 1998.

Interest Income

          Interest income was $97,000 in 1999 compared to $247,000 in 1998.  The decrease is principally due to decreased cash and investment balances at the beginning of 1999.

Interest Expense

          Interest expense in 1999 was $107,000 compared to $59,000 in 1998.  The increase is due to interest expense related to the notes payable issued in September 1998 in connection with the acquisition of QuickSilver.

Liquidity and Capital Resources

          We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At December 31, 2000, we had approximately $4.8 million in cash and cash equivalents compared to $8.0 million at December 31, 1999.

          Cash used in operating activities was $2.1 million for the year ended December 31, 2000 and resulted primarily from income before amortization, depreciation and other non-cash stock compensation charges of  $1.2 million, increases in accounts payable of $510,000, provision for bad debts of $965,000 and deferred revenue of $717,000, but were offset by an increase in accounts receivable of $3.2 million, notes receivable of $2.0 million, and prepaid expenses and other assets of $590,000.  Cash provided by operating activities was $5.0 million for the year ended December 31, 1999, due primarily from income before amortization, depreciation and other non-cash stock compensation charges of  $2.8 million, and increases in accrued expenses of $2.2 million and accounts payable of $821,000. These amounts were offset by an increase in accounts receivable of $1.4 million.

          Cash used in investing activities was $2.3 million for the year ended December 31, 2000, and resulted from the purchase of property and equipment of $1.4 million and the increase in notes receivable of $900,000.  Cash used in investing activities was $704,000 for the year ended December 31, 1999 and resulted primarily from the purchase of property and equipment.

          Cash provided by financing activities was $1.3 million for the year ended December 31, 2000 and consisted primarily of cash received from the sale of common stock upon the exercise of stock options, but was offset partially by payments of outstanding debt.  Cash provided by financing activities was $670,000 for the year ended December 31, 1999 and consisted primarily of cash received from the sale of common stock upon the exercise of stock options, but was offset partially by payments of outstanding debt.

          In February 2001, we established a secured revolving credit facility of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%.  This agreement requires that we maintain certain financial covenants and levels of tangible net worth.  This facility is renewable annually.

          We believe that our existing cash and cash equivalents at December 31, 2000, together with cash provided from operations and our secured revolving credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least 2001. We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions.

New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measuring those instruments at fair value. The statement is effective beginning after January 1, 2001. We plan to implement SFAS No. 133, as amended, in fiscal year 2001.  The adoption of this statement would not have had an adverse impact on our financial position, results of operations or cash flows in fiscal year 2000.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition. The implementation of this statement was effective beginning in the fourth quarter of 2000 and did not have an impact on our business, financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $1.1 million at December 31, 2000.  As discussed in Note 8 to the consolidated financial statements, the interest rate charged on our long-term debt obligations range from 6.0% to 10.5%, and the obligations mature monthly and quarterly through December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material effect on our financial condition or results of operations.

          On February 27, 2001, we established a secured revolving credit facility with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate plus 2%, and is payable monthly.

Item 8.  Financial Statements and Supplemental Schedule.

          The  Financial Statements, Supplemental Schedule and Independent Auditors’ Report thereon that follow this Annual Report on Form 10-K are incorporated herein by reference (page numbers refer to pages in the Annual Report):

Reports of Independent Auditors

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Supplemental Schedule – Schedule II Valuation and Qualifying Accounts

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information concerning our directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Nominees" in Proposal No. 1, "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our definitive Proxy Statement (the “Proxy Statement”) to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 17, 2001, and is incorporated herein by reference.

Item 11.  Executive Compensation.

          The information required by this item is contained in the sections entitled "Director Compensation" in Proposal No. 1, "Executive Compensation" (except for the information set forth under the sub-caption “Compensation Committee Report on Executive Compensation”) and "Compensation Committee Interlocks and Insider Participation," appearing in our Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in our Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this item is contained in the section entitled "Certain Transactions" appearing in our Proxy Statement and is incorporated herein by reference.

PART IV

3.01	Registrant's Fourth Amended and Restated Certificate of Incorporation (11)

3.02	Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 14, 1994 (2)

3.03	Registrant's Bylaws, as amended (2)

4.01	Form of specimen certificate for Registrant's Common Stock (1)

4.02	Rights Agreement dated September 12, 1994 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares (2)

10.01	Registrant's 1989 Stock Option Plan, as amended, and related documents (1)**

10.02	Registrant's 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998 (6)**

10.03	Registrant's 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995 (4)**

10.04	Registrant’s 1994 Officer’s Option Plan (3)**

10.05	1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. (9)**

10.06	Registrant’s 1998 Non-Officer Stock Option Plan (7)**

10.07	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (1)**
10.08	Letter agreement by and between Registrant and Paul Edelhertz dated September 25, 1997 (5)**

10.09	Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Paul Edelhertz (6)**

10.10	Lease Agreement dated April 8, 1998, by and between the Registrant and EOP-New England Executive Park, L.L.C. for premises at 8 New England Executive Park, Burlington, Massachusetts 01893 (8)

10.11	Lease Agreement dated September 14, 1998, by and between the Registrant and Square 24 Associates (d.b.a. Square 24 Associates L.P.) for premises at 3875 Hopyard Road, Pleasanton, California 94588 (8)

10.12	Letter Agreement between the Registrant and Peter Marton dated March 9, 1999 (10)**

10.13	Change of Control Agreement between the Registrant and Peter Marton dated July 15, 1999 (11)**

10.14	Change of Control Agreement between the Registrant and Michael Carrel dated July 8, 1999 (11)**

10.15	Change of Control Agreement between the Registrant and Ian Nemerov dated July 8, 1999 (11)**

10.16	Agreement and Plan of Merger and Reorganization dated December 28, 1999 between the Registrant, ZCA Corp. and Camworks, Inc. (12)

10.17	Lease dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (13)

10.18	Work Letter Agreement dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (13)

10.19	Agreement and Plan of Reorganization among ZAMBA Corporation, ZFA Corp., and Fusion Consulting, Inc. dated January 7, 2000 (14)

10.20	Amendment to Change of Control Agreement between the Registrant and Paul Edelhertz, dated May 5, 2000 (14)**

10.21	Promissory Notes between Registrant and Tim Cameron dated February 9, 2000 and April 28, 2000 (14)**

10.22	Promissory Note between Registrant and Paul Lundberg dated February 9, 2000 (14)**

10.23	Lease Agreement dated May 5, 2000, between the Registrant and Harvard Property (Lake Calhoun), LP (16)

10.24	Lease Agreement dated May 31, 2000, between the Registrant and EOP-New England Executive Park, LCC (16)

10.25	Offer letter for Doug Holden (17)**

10.26	Offer letter for Jeff McCall (17)**
10.27	Offer letter for Manish Gupta (17)**

10.28	Registrant’s 2000 Employee Stock Purchase Plan (15)**

10.29	Registrant’s 1999 Non-Officer Stock Option Plan (18)**

10.30	Registrant’s 2000 Non-Officer Stock Option Plan (18)**

10.31	Promissory Note between Registrant and Paul Edelhertz dated December 26, 2000 **

10.32	Loan and Security Agreement dated February 27, 2001, between the Registrant and Silicon Valley Bank, Commercial Finance Division

10.33	Registration Rights Agreement dated February 27, 2001, between the Registrant and Silicon Valley Bank

10.34	Warrant to Purchase Stock dated February 27, 2001, between the Registrant and Silicon Valley Bank

10.35	Change in Control Employment and Severance Agreement dated March 5, 2001, between the Registrant and Manish Gupta**

10.36	Change in Control Employment and Severance Agreement dated March 7, 2001, between the Registrant and Jeff McCall**

10.37	Change in Control Employment and Severance Agreement dated March 8, 2001, between the Registrant and Doug Holden**

10.38	Severance and Release Agreement dated December 3, 2000, between the Registrant and Peter Marton**

10.39	Amendment No. 1 dated November 15, 2000, to Employment Agreement Dated September __, 1998, between the Registrant and Todd Fitzwater**

10.40	Promissory Note between the Registrant and Paul Lundberg dated May 12, 2000**

10.41	Letter Agreement between the Registrant and Richard De Francisco dated March 6, 2001**

23.01	Consent of KPMG LLP

99	Cautionary Statement Regarding Forward-Looking Statements

*	Confidential treatment has been obtained for certain portions of this agreement

**	Management contract or compensatory plan required to be filed as an exhibit to Form 10-K

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993, and incorporated herein by reference

(2)	Filed as an Exhibit to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference
(3)	Filed as an Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

(4)	Filed as an Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

(5)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference

(6)	Filed as an Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

(7)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 that was declared effective on September 2, 1998, and incorporated herein by reference

(8)	Filed as an Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(9)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 that was declared effective on October 22, 1998, and incorporated herein by reference

(10)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference

(11)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference

(12)	Filed as an Exhibit to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on January 21, 2000 and incorporated herein by reference

(13)	Filed as an Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference

(15)	Filed as an Exhibit to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission on June 29, 2000 and incorporated herein by reference

(16)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference

(17)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference

(18)	Filed as an Exhibit to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission that was declared effective on December 18, 2000 and incorporated herein by reference

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Documents Filed as Part of Form 10-K

          (1)      Financial Statements

          -         Consolidated Balance Sheets as of December 31, 2000 and 1999

          -         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          -         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          -         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998

          -         Notes to Consolidated Financial Statements

          -         Supplemental Schedule – Schedule II Valuation and Qualifying Accounts

          -         Report of Independent Auditors

          (2)      Financial Statement Schedules

          -         Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included

          (3) Exhibits

(b)  Reports on Form 8-K

None

(c)      Exhibits

We hereby file the Exhibits as listed under Item 14 (a) (3).

(d)      Financial Statement Schedules

None

Independent Auditors' Report

The Board of Directors and Stockholders of
ZAMBA Corporation:

We have audited the consolidated financial statements of ZAMBA Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAMBA Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
January 23,  2001,  except as to note 15, which is as of February 27, 2001

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

(In thousands, except share and per share data)
ASSETS
	2000	1999
Current assets:
Cash and cash equivalents	$4,843	$7,973
Accounts receivable, net	5,858	3,659
Unbilled receivables	426	274
Notes receivable	1,979	-
Notes receivable - related parties	859	3
Prepaid expenses and other current assets	660	242
Total current assets	14,625	12,151
Property and equipment, net	1,650	1,068
Restricted cash	264	110
Intangible assets, net	231	3,111
Other assets	243	71
Total assets	$17,013	$16,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$607	$573
Accounts payable	1,589	1,079
Accrued expenses	3,306	3,029
Deferred revenue	1,480	763
Total current liabilities	6,982	5,444
Long-term debt, less current installments	469	816
Commitments (Note 3)
Total liabilities	7,451	6,260
Stockholders' equity :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 55,000,000 shares authorized, 32,164,259 and 31,109,518 issued and outstanding at December 31, 2000 and 1999, respectively	322	311
Additional paid-in capital	81,876	79,900
Accumulated deficit	(72,636)	(69,960)
Total stockholders' equity	9,562	10,251
Total liabilities and stockholders' equity	$17,013	$16,511

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, 1999 and 1998

(In thousands, except share and per share data)

	2000	1999	1998
Net revenues	$41,740	$29,030	$9,373
Costs and expenses:
Project and personnel costs	20,364	15,083	4,463
Sales and marketing	5,747	2,695	2,187
General and administrative	14,605	9,252	3,628
Non-recurring items	753	-	-
Research and development	-	-	1,069
Amortization of intangibles and non-cash compensation	3,129	4,096	996
Loss from operations	(2,858)	(2,096)	(2,970)
Other income (expense):
Interest income	251	97	247
Interest expense	(69)	(107)	(59)
	182	(10)	188

Net loss	($2,676)	($2,106)	($2,782)
Net loss per share - basic and diluted	($0.08)	($0.07)	($0.10)
Weighted average common shares outstanding	31,571,549	30,627,756	26,792,001

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998

(In thousands)
	2000	1999	1998
Cash flows from operating activities:
Net loss	($2,676)	($2,106)	($2,782)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,916	4,613	1,468
Loss on disposal of fixed assets	63	-	8
Provision for bad debts	965	83	13
Forgiveness of promissory note receivable	-	-	150
Amortization of discounts on investments	-	-	(17)
Non-cash stock compensation	-	325	60
Changes in operating assets and liabilities:
Accounts receivable	(3,164)	(1,377)	(16)
Unbilled receivables	(152)	35	(295)
Notes Receivable	(1,979)
Prepaid expenses and other assets	(590)	54	55
Accounts payable	510	821	(284)
Accrued expenses	277	2,169	(614)
Deferred revenue	717	336	(38)
Net cash provided by (used in) operating activities	(2,113)	4,953	(2,292)
Cash flows from investing activities:
Purchase of investments	-	-	(2,327)
Proceeds from maturity of investments	-	-	4,577
Purchase of property and equipment	(1,433)	(636)	(329)
Notes receivable - related parties	(856)	-	-
Proceeds from sale of fixed assets	-	-	91
Acquisition, net of cash acquired	-	-	(2,128)
Other	-	(68)	(42)
Net cash used in investing activities	(2,289)	(704)	(158)
Cash flows from financing activities:
Proceeds from exercises of options and warrants	1,739	729	178
Proceeds from sale of preferred stock	-	-	2,000
Proceeds from debt	113	240	96
Payments on debt	(426)	(382)	(70)
Changes in restricted cash	(154)	100	155
Dividends	-	(17)	(36)
Net cash provided by financing activities	1,272	670	2,323
Net increase (decrease) in cash and cash equivalents	(3,130)	4,919	(127)
Cash and cash equivalents, beginning of period	7,973	3,054	3,181
Cash and cash equivalents, end of period	$4,843	$7,973	$3,054

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998

(In thousands, except share data)

	Common Stock
	Shares	$0.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Promissory Note Receivable	Total Stockholders' Equity
Balances at December 31, 1997	26,078,559	$261	$71,281	($65,072)	($150)	$6,320
Exercise of stock options	143,330	2	176	-	-	178
Shares issued in acquisition	2,337,980	23	2,929	-	-	2,952
Options and warrants issued in acquisition	-	-	1,275	-	-	1,275
Issuance and conversion of preferred to common	1,000,000	10	1,990	-	-	2,000
Conversion of note to common stock	534,335	5	1,032	-	-	1,037
Dividends declared	(10)	-	-	(10)
Non-cash compensation	-	-	60	-	-	60
Other non-cash item	-	-	15	-	-	15
Forgiveness of promissory note receivable	-	-	-	-	150	150
Net loss	-	-	-	(2,782)	-	(2,782)
Balances at December 31, 1998	30,094,204	301	78,748	(67,854)	-	11,195
Exercise of stock options	497,520	4	725	-	-	729
Exercise of warrants	461,183	5	(5)	-	-	-
Non-cash compensation	-	-	325	-	-	325
Conversion of note to common stock	56,611	1	107	-	-	108
Net loss	-	-	-	(2,106)	-	(2,106)
Balances at December 31, 1999	31,109,518	$311	$79,900	($69,960)	$-	$10,251
Exercise of stock options	1,054,741	11	1,728	-	-	1,739
Amortization of non-cash compensation	-	-	248	-	-	248
Net loss	-	-	-	(2,676)	-	(2,676)
Balances at December 31, 2000	32,164,259	$322	$81,876	($72,636)	$-	$9,562

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

ZAMBA Corporation provides comprehensive Customer Relationship Management (CRM) solutions to Global 2000 companies. We help our clients increase customer loyalty and sales by improving those areas within their business that impact their customers.  Prior to October 1998, we were known as Racotek, Inc.

Basis of Reporting:
The accompanying consolidated financial statements include the accounts of Camworks, which was acquired December 29, 1999, Fusion which was acquired January 7, 2000, and QuickSilver, which was acquired during 1998 (see Note 4).  The Camworks and Fusion transactions were accounted for by the pooling-of-interests method of accounting, and the QuickSilver acquisition was accounted for by the purchase method of accounting.  All intercompany accounts and balances have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in accordance with auditing standards generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents:
We consider all highly liquid investments in money market funds or other investments with initial maturities of three months or less to be cash equivalents.

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

Research and Development Costs:
There were no software development costs capitalized during 2000, 1999 or 1998.  There was no amortization expense relating to capitalized costs recognized for the years ended December 31, 2000, 1999, and 1998, respectively.

All research and development expenditures are charged to expense as incurred.

As a result of the transfer of the NextNet technology in September 1998 (see Note 9), we did not incur any research and development expenses in 2000 and 1999.

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

We periodically assess the potential impairment of our intangible assets based on anticipated undiscounted cash flows from operations.  No impairment charges were recorded in 2000, 1999 or 1998.

Income Taxes:
We utilize the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

Stock-Based Compensation:
We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25).  We account for stock-based compensation to non-employees using the fair value method prescribed by Statements of Financial Accounting Standards (SFAS) No. 123.  Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.  Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant.  Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

Net Loss Per Share:
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Assumed conversion shares were excluded from the net loss per share computation as their effect is antidilutive.  Common stock options could potentially dilute basic earnings per share in future periods if we generate net income.

Reclassifications:
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       SELECTED BALANCE SHEET INFORMATION:

	December 31, (in thousands)
Accounts Receivable, Net:	2000	1999
Accounts receivable	$6,287	$3,968
Less allowance for bad debts	(429)	(309)
	$5,858	$3,659
Property and Equipment, Net:
Computer equipment	$1,406	$2,755
Furniture and equipment	694	996
Leasehold improvements	931	186
	3,031	3,937
Less accumulated depreciation and amortization	(1,381)	(2,869)
	$1,650	$1,068
Accrued Expenses:
Payroll related	$720	$1,537
Vacation	841	485
Interest payable	15	94
Professional fees	192	176
Subcontractor fees	154	141
Other	1,384	596
	$3,306	$3,029

3.       LEASE COMMITMENTS:

We maintain our corporate headquarters in Minneapolis, Minnesota and operating offices in Campbell and Pleasanton, California, Burlington, Massachusetts and Colorado Springs and Parker, Colorado under terms of noncancelable operating leases, which expire between October 2001 and June 2007.  These leases require us to pay a pro rata share of the lessor’s operating costs.  In addition to the office space leases, we also have noncancelable operating leases for equipment.

One of the leases requires us to maintain a restricted cash balance as security for our obligations under the lease.  The remaining leases require us to provide security deposits as part of the lease agreement.  Total equipment rent and rent expense, including a pro rata share of the lessor's operating costs, were $2,247,000, $971,000, and $380,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments for office space and equipment under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31	Operating Leases
2001	$3,914
2002	3,840
2003	3,565
2004	3,103
2005	2,688
Later	1,485

We are subleasing some of our office space commitments described above. These subleases expire between December 2002 and June 2003. Annual minimum lease payments due on these subleases are $942,000 in 2001, $975,000 in 2002, and $60,000 in 2003.

4.       ACQUISITIONS

Fusion Consulting, Inc.

On January 7, 2000 we acquired Fusion Consulting, Inc. (“Fusion”), a front office package solutions provider based in Colorado Springs, Colorado.  An aggregate of 80,001 shares of our common stock was issued in exchange for all of the outstanding common stock of Fusion. The transaction was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been restated to include the financial position and the results of operations and cash flows of Fusion for all periods presented.

Merger-related expenses of approximately $60,000 were included in general and administrative expenses in 2000.

Camworks, Inc.

On December 29, 1999, we acquired Camworks, Inc. (“Camworks”), an e-business solutions provider based in St. Paul, Minnesota.  An aggregate of 1,000,000 shares of our common stock was issued in exchange for all of the outstanding common stock of Camworks.  Fifty percent of these shares were restricted under lock-up agreements as of December 31, 2000. The lock-up agreements expire on a quarterly basis through 2001.  This  transaction was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been restated to include the financial position,  results of operations and cash flows of Camworks for all periods presented.

Merger-related expenses of approximately $90,000 were included in general and administrative expenses in 1999.

The results of operations of the combined companies for 1999 and 1998 are as follows (in thousands):

Net revenues:	1999	1998
ZAMBA	$25,455	$8,121
Camworks	2,582	1,190
Fusion	993	62
	$29,030	$9,373

Net income (loss):	1999	1998
ZAMBA	$(1,898)	$(2,747)
Camworks	(109)	(38)
Fusion	(99)	3
	$(2,106)	$(2,782)

The QuickSilver Group, Inc.

On September 22, 1998, we acquired the QuickSilver Group, Inc. (“QuickSilver”), a CRM consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and sales.  The acquisition was a tax-free reorganization under the Internal Revenue Code of 1986, and for financial statement purposes has been recorded using the purchase method of accounting.  Our consolidated financial statements include the results of QuickSilver since September 22, 1998.

The purchase price consists of the following:

(in thousands)
Cash Paid	$2,416
Notes payable (see Note 8)	2,162
Equity Common Stock	23
Additional Paid in Capital – Common Stock	2,929
Additional Paid in Capital – Options Exchanged	684
Additional Paid in Capital – Warrants Exchanged	579
$8,793

The fair value of net tangible assets acquired was $1.09 million.  The fair value of the identifiable intangible assets acquired was $7.70 million and was recorded in the following categories: people and experience, client references, client lists, and intellectual property and delivery methodology.

Pro Forma Results

The following table presents our consolidated results of operations for 1998 on an unaudited pro forma basis as if the QuickSilver acquisition had taken place at the beginning of each year:

Unaudited Pro Forma
(in thousands)
1998
Total revenue	$15,148
Net (loss)	(7,988)
Net (loss) per share - basic and diluted	(0.28)

5.       NOTES RECEIVABLE:

Notes receivable includes amounts due from two customers. Payments on the notes are to be made on a quarterly basis through June 2001, with interest payable at 12% to 18%.

6.       NOTES RECEIVABLE – RELATED PARTIES:

Notes receivable – related parties includes amounts due from employees, including one member of the Board of Directors. These notes are due through December 2004, with interest rates ranging from 6.15% to 9.0%.

7.       NON-RECURRING ITEMS:

Non-recurring charges were $753,000 in 2000. The items consist of severance expenses for recently departed senior management, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract. At December 31, 2000, $410,000 of this amount is included in accrued liabilities and $263,000 is included in current maturities of long-term debt. The amounts are expected to be paid out by December 31, 2001.

8.       NOTES PAYABLE:

As part of the 1998 acquisition of QuickSilver, we issued $2.16 million in promissory notes payable.  Interest on the notes is computed at 7% of the outstanding balance and is paid quarterly on the final day of each quarter, commencing December 31, 1999, and ending December 31, 2003.  Principal payments are due quarterly on the last day of each quarter in 16 equal installments, commencing December 31, 1999.  Holders may request to convert their notes to our common stock.  Conversion is computed at fair market value, and is at the sole and absolute discretion of our Board of Directors. No notes were converted to common stock during 2000. During 1999, $104,000 of the principal value of the notes and $4,000 of accrued interest payable related to such notes were converted into 46,119 shares of common stock.

As part of the acquisitions of QuickSilver and Camworks, we also acquired debt related to loan obligations.  Loan payments are made monthly and consist of principal and interest which is computed at a rates ranging between 6.0% and 10.5%.  Of these obligations, $19,000 are payable in 2001 and $13,000 are payable in 2002.

In September 1998, we purchased software and support for $413,000.  Of this obligation, $160,000 is payable in January 2001 and $103,000 is due in September 2001.

Aggregate annual maturities of notes payable, subsequent to December 31, 2000, are as follows:

Year Ending December 31	Payments on Notes
(in thousands)
2001	$607
2002	274
2003	195

Cash paid for interest charges was $148,000, $32,000 and $37,000 in 2000, 1999 and 1998, respectively.

9.       NEXTNET:

On September 21, 1998, we transferred our “NextNet” wireless data technology to an entity now known as NextNet Wireless, Inc. We have an investment in NextNet Wireless, which is carried at $0 (the historical carrying basis of the technology transferred), because all amounts that we spent through the date of transfer to develop the technology were charged as incurred to research and development expense. We do not have any obligations to provide funding for this investment. As of December 31, 2000 and 1999, we owned approximately one-third of NextNet.

10.     STOCKHOLDERS’ EQUITY:

Our stock incentive and non-qualified option plans provide for grants of stock options and stock awards.  The number of common shares available for grant pursuant to the plans was 2,948,590, 1,763,406 and 3,107,226, as of December 31, 2000, 1999 and 1998, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

The following table details option activity:

	Options	Price Per Option	Weighted Average Exercise Price
Balances, December 31, 1997	3,450,265	$0.2000- 12.6250	$2.69
Granted	6,061,492	1.5000- 4.3250	1.93
Exercised	(143,330)	0.2000- 3.2500	1.38
Canceled	(3,090,228)	1.5000- 7.2500	2.75
Balances, December 31, 1998	6,278,199	$0.2000- 12.6250	1.83
Granted	3,283,950	1.5630- 11.2970	3.06
Exercised	(497,520)	0.2900- 3.7500	1.47
Canceled	(1,283,484)	0.4200- 5.0000	1.87
Balances, December 31, 1999	7,781,145	$0.2000- 12.6250	2.44
Granted	6,381,391	$2.5312- 20.1250	5.21
Exercised	(965,092)	0.2000- 2.6875	1.50
Canceled	(1,513,575)	0.4200- 20.1250	6.82
Balances, December 31, 2000	11,683,869	$0.2000- 20.1250	3.50
Options exercisable at December 31, 2000	3,592,444	$0.2000-12.6250	$2.37

On October 13, 1998, we repriced outstanding stock options held by an officer to the market value of our stock as of that date.  In connection with the repricing of those stock options, the repriced options started vesting on October 13, 1998, and become exercisable over periods of up to four years from October 13, 1998. A total of 500,000 options, with an original exercise price of $3.25 per share, were repriced to $1.75 per share.

On January 20, 1998, we repriced outstanding stock options held by officers to the market value of our stock as of that date.  In connection with the repricing of those stock options, the repriced options started vesting on January 20, 1998, and become exercisable over periods of up to four years from January 20, 1998. A combined total of 400,000 options, with original exercise prices ranging from $3.00 to $3.9375 per share, were repriced to $2.00 per share.

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2000, 1999, and 1998, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

(In thousands, except per share amounts)

		2000	1999	1998
Net loss	As reported	$(2,676)	$(2,106)	$(2,782)
	Pro forma	(9,004)	(4,644)	(5,017)
Net loss per share -	As reported	(.08)	(.07)	(.10)
Basic and diluted	Pro forma	(.29)	(.15)	(.20)

In relation to the option repricing described previously, the above proforma compensation expense includes $120,000 for 1998.

The aggregate fair value of options granted during 2000, 1999, and 1998, respectively, was $8.37 million, $3.35 million, and $3.53 million for the 1993 Equity Incentive Plan, $1.90 million, $163,000, and $47,000 for the 1993 Directors Option Plan,  $1.85 million, $3.10 million, and $687,000 for the 1998 Non-Officer Option Plan, $0, $0, and $351,000 for the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc., $5.04 million, $2.58 million, and $0 for the 1999 Non-Officer Plan, $6.51 million, $0, and $0 for the 2000 Non-Officer Plan, and $5.71 million, $0, and $0 for the 2000 Non-Qualified Option Plan.  The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

Assumptions	2000	1999	1998
Risk-free interest rates	5.52%-6.76%	4.59%-6.30%	4.18%-5.71%
Volatility	133%	112%	79%
Expected lives (months)	60	60	60

The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2000	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2000	Weighted- Average Exercise Price
$0.20 -	.84	291,541	2.67	$0.37	287,564	$0.37
1.50 -	2.38	4,133,174	7.61	1.85	2,278,948	1.82
2.44 -	3.88	4,392,276	9.25	3.18	608,397	2.98
4.00 -	5.97	1,912,678	8.81	4.94	331,160	4.75
6.00 -	20.13	954,200	9.13	10.05	86,375	9.49

Stock-Based Compensation:
Non-cash compensation charges consist mainly of expenses associated with Camworks stock granted to Camworks employees prior to the merger under pre-existing change of control provisions within their  employment agreements.  These stock grants represented a one-time charge to 1999 earnings of $325,000.  We also granted 161,700 stock options to non-shareholder employees of Camworks following our acquisition of Camworks.  The options were granted with an exercise price less than fair market value as an incentive to employees to continue employment with us.  Deferred compensation related to these options is $ 1.1 million, and will be recognized over a  four-year vesting period, based upon the intrinsic value method in accordance with APB No. 25.

Preferred Stock:
Our Fourth Amended Certificate of Incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 per share and allows our Board of Directors, without obtaining stockholder approval, to issue such preferred stock.  In October 1998, 1.0 million shares of preferred stock were purchased by our then-chairman for $2.00 per share.  These shares converted by their terms to common stock on December 29, 1998.  There were no preferred shares issued or outstanding as of December 31, 2000, or 1999.

Warrants:
In connection with our acquisition of QuickSilver, warrants to purchase QuickSilver common stock were converted to 462,247 warrants to purchase our common stock.  These warrants were exercised during 1999.  No other warrants rights are outstanding as of December 31, 2000.

Stockholder Rights Plan:
On September 7, 1994, the Board of Directors adopted a Stockholder Rights Plan.  Under this plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding as of September 28, 1994 (the "Record Date").  In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, except in certain circumstances.  All Rights will expire on September 12, 2004, unless we extend the expiration date, redeem the Rights or exchange the Rights for common stock.

The Rights are initially attached to our Common Stock and will not trade separately.  If a person or a group acquires 20 percent or more of our common stock (an "Acquiring Person") or announces an intention to make a tender offer for 20 percent or more of our common stock, then the Rights will be distributed (the "Distribution Date") and will thereafter trade separately from the common stock.  Upon the Distribution Date, each Right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $25.00 per share.

Upon a person or group becoming an Acquiring Person, holders of the Rights (other than the Acquiring Person) will have the right to acquire shares of our common stock at a substantially discounted price in lieu of the preferred stock. Additionally, if, after the Distribution Date, we merge into or engage in certain other business combination transactions with an Acquiring Person or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of Rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

After a person or a group has become an Acquiring Person, our Board of Directors may, at its option, require the exchange of outstanding Rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of our common stock per Right.  The board also has the right to redeem outstanding Rights at any time prior to the Distribution Date (or later in certain circumstances) at a price of $0.005 per Right.  The terms of the Rights, including the period to redeem the Rights, may be amended by our Board of Directors in certain circumstances.

Employee Stock Purchase Plan:
As of July 1, 2000, our Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees who elect to participate may purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having from 1%-10% of their compensation withheld from each payroll, up to a maximum of $6,250 each quarter. The total number of shares that may be issued pursuant to options granted under the ESPP is 750,000. Approximately 92,000 shares have been issued under the ESPP.

11.     INCOME TAXES:

We have incurred net operating losses since our inception in 1990.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2000, we have approximately $72.4 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005.  The use of these carryforwards in any one-year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate, as follows:

	2000	1999
Expected federal benefit	$(910,000)	$(683,000)
Change in valuation allowance	1,025,000	(752,000)
State taxes, net	(210,000)	764,000
Amortization	960,000	1,276,000
Stock compensation	(951,000)	(563,000)
Other	86,000	(42,000)
Total benefit	$-	$-

Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 2000 and 1999.

The tax effect of items that comprise a significant portion of deferred tax assets is:

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$28,240,000	$27,354,000
Tax credits	750,000	720,000
Other, principally depreciation and amortization	785,000	676,000
Valuation allowance	(29,775,000)	(28,750,000)
Net deferred tax asset	$-	$-

Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets.

12.     EMPLOYEE SAVINGS PLAN:

We offer a Section 401(k) defined contribution benefit plan for which all regular employees are eligible.  Participants may contribute up to 20% of their compensation in any plan year subject to an annual limitation.  We may make an employer contribution to the 401(k) plan at the discretion of our Board of Directors.  We have not made any employer contributions to the 401(k) plan to date.

13.     MAJOR CUSTOMERS:

A portion of our revenues have been derived from significant customers for the years ended December 31, 2000, 1999 and 1998 as follows:

	2000	1999	1998
Customer 1	1%	6%	16%
Customer 2	16%	2%	0%

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash and cash equivalents and long-term debt approximates fair value because of the short maturity of those instruments.

15.     SUBSEQUENT EVENT:

On February 27, 2001, we established a secured revolving credit facility of up to a maximum of $5,000,000 based on eligible accounts receivable.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and is payable monthly.  This agreement requires, among other things, that we maintain certain financial covenants and levels of tangible net worth. The facility is renewable annually.

In connection with the credit facility, we issued five-year warrants to purchase 35,000 shares of our common stock at an exercise price  of $2.80 per share, exercisable upon issuance. The warrants can be exercised until their expiration date of February 27, 2006.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts (deducted from accounts receivable)	$309	$965	($845)	$429
Year ended December 31, 1999
Allowance for doubtful accounts (deducted from accounts receivable)	228	179	(98)	$309
Year ended December 31, 1998
Allowance for doubtful accounts (deducted from accounts receivable)	238	0	(10)	228

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMBA CORPORATION

Date: March 15, 2001	By \s\ Doug Holden
Doug Holden
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Doug Holden and Michael H. Carrel, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

\s\ Doug Holden	President and Chief	March 15, 2001
Doug Holden	Executive Officer (Principal
Executive Officer)

\s\ Michael H. Carrel	Executive Vice President	March 15, 2001
Michael H. Carrel	and Chief Financial Officer
(Principal Financial and
Accounting Officer)
OTHER DIRECTORS:

\s\ Paul D. Edelhertz	Chairman of the Board	March 15, 2001
Paul D. Edelhertz

\s\ Joseph B. Costello	Vice Chairman of the Board	March 15, 2001
Joseph B. Costello

\s\ Dixon R. Doll	Director	March 15, 2001
Dixon R. Doll

\s\ John Olsen	Director	March 15, 2001
John Olsen

\s\ Sven A. Wehrwein	Director	March 15, 2001
Sven A.Wehrwein