Form 10-K/A
period 2000-12-31
ZAMBA CORP
filed 2001-03-26
CIK 883741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from______to______.

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1636021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3033 Excelsior Blvd., Suite 200, Minneapolis, Minnesota  55416
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

We are filing this amendment to our Annual Report on Form 10-K to correct a typographical error in the table in Item 5 of Part II.  In the previous filing, the “High” closing price for our common stock for the first quarter of 2000 was stated as $0.13.  The correct closing price is $20.13, as set forth below.

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

	High	Low
1999
First Quarter	$3.75	$2.00
Second Quarter	2.97	1.56
Third Quarter	2.56	1.50
Fourth Quarter	18.94	1.88

2000
First Quarter	$20.13	$8.00
Second Quarter	9.13	4.81
Third Quarter	7.00	4.25
Fourth Quarter	4.81	1.63

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

ZAMBA CORPORATION

Date: March 23, 2001	By *
Doug Holden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	President and Chief	March 23, 2001
Doug Holden	Executive Officer (Principal
Executive Officer)

\s\ Michael H. Carrel	Executive Vice President	March 23, 2001
Michael H. Carrel	and Chief Financial Officer
(Principal Financial and
Accounting Officer)
OTHER DIRECTORS:
*	Chairman of the Board	March 23, 2001
Paul D. Edelhertz

*	Vice Chairman of the Board	March 23, 2001
Joseph B. Costello

*	Director	March 23, 2001
Dixon R. Doll

*	Director	March 23, 2001
John Olsen

*	Director	March 23, 2001
Sven A.Wehrwein

*By: /s/ Michael H. Carrel
Michael H. Carrel
Attorney-in-fact