Form 10-Q
period 2001-03-31
ZAMBA CORP
filed 2001-05-14
CIK 883741

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 4, 2001
Common Stock, $0.01 par value	32,287,146

ZAMBA CORPORATION

Part I: Financial Information

Item 1:  Financial Statements

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	For the three months ended
	March 31,
	2001	2000
Net revenues	$11,810	$8,217

Costs and expenses:
Project and personnel costs	6,080	4,315
Sales and marketing	1,893	1,055
General and administrative	4,857	2,767
Amortization of intangibles and non-cash compensation	92	1,017
Total costs and expenses	12,922	9,154

Loss from operations	(1,112)	(937)

Other income (expense):
Interest income	54	74
Interest expense	(24)	(23)
	30	51

Net loss	($1,082)	($886)

Net loss per share - basic and diluted	($0.03)	($0.03)

Weighted average shares outstanding - basic and diluted	32,174	31,303

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,594	$4,843
Accounts receivable, net	5,852	5,858
Unbilled receivables	183	426
Notes receivable	1,835	1,979
Notes receivable - related parties	847	859
Prepaid expenses and other current assets	625	660
Total current assets	14,936	14,625

Property and equipment, net	1,788	1,650
Restricted cash	471	264
Intangible assets, net	190	231
Other assets	310	243
Total assets	$17,695	$17,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line of credit	$3,000	$0
Current installments of long-term debt	446	607
Accounts payable	1,239	1,589
Accrued expenses	3,256	3,306
Deferred revenue	648	1,480
Total current liabilities	8,589	6,982

Long-term debt, less current installments	400	469

Commitments
Total liabilities	8,989	7,451

Stockholders' equity:
Common stock, $0.01 par value, 55,000 shares authorized, 32,287 and 32,164 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	323	322
Additional paid-in capital	82,101	81,876
Accumulated deficit	(73,718)	(72,636)
Total stockholders' equity	8,706	9,562

Total liabilities and stockholders' equity	$17,695	$17,013
The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net loss	($1,082)	($886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	1,152
Provision for bad debts	95	20
Changes in operating assets and liabilities:
Accounts receivable	(89)	(1,957)
Unbilled receivables	243	(50)
Notes receivable	144	-
Prepaid expenses and other assets	(32)	(115)
Accounts payable	(350)	493
Accrued expenses	(50)	(1,271)
Deferred revenue	(832)	510
Net cash used in operating activities	(1,696)	(2,104)

Cash flows from investing activities:
Purchase of property and equipment	(302)	(129)
Restricted cash	(207)	10
Notes receivable - related parties	12	(180)
Net cash used in investing activities	(497)	(299)

Cash flows from financing activities:
Line of credit, net	3,000	-
Proceeds from exercises of stock options and warrants	174	552
Payments of long-term debt	(230)	(94)
Net cash provided by financing activities	2,944	458
Net increase (decrease) in cash and cash equivalents	751	(1,945)
Cash and cash equivalents, beginning of period	4,843	7,973
Cash and cash equivalents, end of period	$5,594	$6,028

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Basis of Presentation:

             The unaudited consolidated financial statements of ZAMBA Corporation  as of March 31, 2001, and for the three-month periods ended March 31, 2001, and 2000, reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, to fairly state our financial position as of March 31, 2001, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.   Certain prior year amounts have been reclassified to conform with the 2001 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2000, which were included in our 2000 Report on Form 10-K.

Note B. Selected Balance Sheet Information:

(in thousands)	March 31, 2001	December 31, 2000

Accounts receivable, net:
Accounts receivable	$6,274	$6,287
Less allowance for doubtful accounts	(422)	(429)
	$5,852	$5,858
Property and equipment, net:
Computer equipment	$1,503	$1,406
Furniture and equipment	629	694
Leasehold improvements	1,074	931
	3,206	3,031
Less accumulated depreciation and amortization	(1,418)	(1,381)
	$1,788	$1,650

Note C.  Recent Accounting Standards:

             The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measure those instruments at fair value. The statement is effective beginning after January 1, 2001. We have implemented SFAS No. 133, as amended, in fiscal year 2001.  The implementation of this statement did not have an impact on our financial position, results of operations or cash flows for the quarter ended March 31, 2001.

             In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition. The implementation of this statement was effective beginning in the fourth quarter of 2000, but it had no impact on our business, financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             We currently derive most of our revenues from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.  We also derive recurring revenues from providing post-implementation support.

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

Results of Operations

Three months ended March 31, 2001, compared to the three months ended March 31, 2000

Net Revenues
             Net revenues increased 44% to $11.81 million in 2001 compared to $8.22 million in 2000.  The increase was due principally to increases in the number of billable personnel, average size and number of client projects as well as the average billing rate on these projects.

Project and Personnel Costs
             Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing service.  Project costs were $6.08 million or 51% of net revenues in the first quarter of 2001 compared to $4.32 million or 53% of net revenues in the first quarter of 2000.  The 41% increase in dollar terms was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of the increased size of our engagements.

Sales and Marketing
             Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of sales and marketing personnel and promotional costs.  Sales and marketing expenses were $1.89 million or 16% of net revenues in 2001, compared to $1.06 million or 13% of net revenues in 2000.  The increase in dollar and percentage terms is due primarily to the hiring of additional direct sales personnel.  We anticipate that the dollar amount and percentage of sales and marketing expenses will increase in 2001.

General and Administrative
             General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $4.86 million or 41% of net revenues in 2001, compared to $2.77 million or 34% of net revenues in 2000.  The dollar and percentage increases were due primarily to investments we made in growing the business, which resulted in an increase in the number of employees hired during the past year, an increase in occupancy costs related to a significant expansion of our office space, and an increase in information technology infrastructure spending.

Amortization of Intangibles and Non-cash Compensation
             Amortization of intangibles and non-cash compensation was $92,000 in 2001 compared to $1.02 million in 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives of between two and four years.   Approximately 98% of the costs related to the QuickSilver acquisition have been amortized as of March 31, 2001.

             Non-cash compensation is due to stock options granted to non-shareholder employees of Camworks and Fusion following our acquisitions of each company.  These options were granted with an exercise price less than fair market value as an incentive to the employees to continue employment with ZAMBA.  The remaining deferred compensation balance related to these options is $467,000 as of March 31, 2001.  The amount of this charge will be approximately $42,000 per quarter for each quarter through 2003.

Interest Income
             Interest income was $54,000 in 2001 compared to $74,000 in 2000.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities, as well as the overall decline in interest rates in 2001.

Interest Expense
             Interest expense was $24,000 in 2001 compared to $23,000 in 2000.  The interest charges are due to the line of credit with Silicon Valley Bank, which was established in 2001 as well as interest charges accrued for future payments of the notes payable issued in connection with the acquisition of QuickSilver. Interest expense is expected to increase over the next few quarters as the line of credit is used.

Income Taxes
             We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss
             As a result of the above, our net loss for the quarter ended March 31, 2001 was $1.08 million, or ($0.03) per share, compared to a net loss for the quarter ended March 31, 2000 of $886,000, or ($0.03) per share.

Liquidity and Capital Resources

             We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At March 31, 2001, we had approximately $5.6 million in cash and cash equivalents compared to $4.8 million at December 31, 2000.

             Cash used in operating activities was $1.7 million for the three months ended March 31, 2001 and resulted primarily from a loss before amortization, depreciation and other non-cash stock compensation charges of  $825,000 and a decrease in deferred revenue of $832,000.  Cash used in operating activities was $2.1 million for the three months ended March 31, 2000, due primarily to income before amortization, depreciation and other non-cash stock compensation charges of  $266,000, increases in accounts payable of $493,000 and deferred revenue of $510,000, but was offset by a decrease in accrued expenses of $1.3 million and an increase in accounts receivable of $2.0 million.

             Cash used in investing activities was $497,000 for the three months ended March 31, 2001, and primarily resulted from the purchase of property and equipment of $303,000 and the increase in restricted cash of $207,000.  Cash used in investing activities was $299,000 for the three months ended March 31, 2000 and primarily resulted from the purchase of property and equipment and the increase in notes receivable to related parties.

             Cash provided by financing activities was $2.9 million for the three months ended March 31, 2001 and consisted primarily of cash received from the line of credit. Cash provided by financing activities was $458,000 for the three months ended March 31, 2000 and consisted primarily of cash received from the sale of common stock upon the exercise of stock options, but was offset partially by payments of outstanding debt.

             In February 2001, we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%.  This agreement requires that we maintain certain financial covenants and levels of tangible net worth.  This facility is renewable annually.

             As of March 31, 2001, we had no significant capital spending or purchase commitments, except for a commitment of approximately $325,000 relating to professional services software.  We had cash and cash equivalents totaling $5.59 million and working capital of $6.35 million.  We also have a secured revolving credit facility with Silicon Valley Bank that allows us to withdraw up to $5.0 million based on eligible accounts receivable.  Under the secured revolving credit facility, we must be in compliance with certain tangible net worth covenants. We believe that our existing cash and cash equivalents, together with cash provided from operations and our secured revolving credit facility, should be sufficient to meet our working capital and capital expenditure requirements in the near term.  We will also continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing.  We cannot be certain that additional financing will be available to us on favorable terms if required, or at all. If our financial performance causes us to violate the covenants in our secured revolving credit facility or adversely affects the amount of our eligible accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our near term cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $846,000 as well as our line of credit at March 31, 2001. The interest rates charged on our long-term debt obligations range from 6.0% to 10.5%, and the obligations mature monthly and quarterly through December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material effect on our business, financial condition or results of operations.

             On February 27, 2001, we established a secured revolving credit facility with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and is payable monthly.

Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995

             Certain statements in this Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance and/or achievements.

             Factors that may impact forward-looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that resolving these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             (a)         Exhibits: None

             (b)        Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION

By:	/s/ Douglas M. Holden
Douglas M. Holden
President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Executive Vice President and Chief Financial Officer

Dated: May 14, 2001