Form 10-Q
period 2001-06-30
ZAMBA CORP
filed 2001-08-09
CIK 883741

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 0-22718

ZAMBA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	#41-1636021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES      ☒                       NO       ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1, 2001

Common Stock, $0.01 par value	34,709,883

ZAMBA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Net revenues	$8,020	$9,715	$19,830	$17,932

Costs and expenses:
Project and personnel costs	5,688	4,775	11,768	9,090
Sales and marketing	1,292	1,133	3,185	2,188
General and administrative	4,043	3,363	8,900	6,130
Restructuring charges	2,188	-	2,188	-
Amortization of intangibles and non-cash compensation	76	1,008	168	2,025

Total costs and expenses	13,287	10,279	26,209	19,433

Loss from operations	(5,267)	(564)	(6,379)	(1,501)

Other income (expense):
Interest income	36	57	90	131
Interest expense	(55)	(16)	(79)	(39)

	(19)	41	11	92

Net loss	$(5,286)	$(523)	$(6,368)	$(1,409)

Net loss per share - basic and diluted	$(0.16)	$(0.02)	$(0.20)	$(0.04)

Weighted average shares outstanding - basic and diluted	32,340	31,490	32,258	31,398

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$4,925	$4,843
Accounts receivable, net	3,067	5,858
Unbilled receivables	483	426
Notes receivable, net	1,377	1,979
Notes receivable - related parties	338	359
Prepaid expenses and other current assets	845	660

Total current assets	11,035	14,125

Property and equipment, net	1,931	1,650
Restricted cash	471	264
Intangible assets, net	156	231
Other assets	290	243

Total assets	$13,883	$16,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line of credit	$2,000	$0
Current installments of long-term debt	443	607
Accounts payable	944	1,589
Accrued expenses	4,218	3,306
Deferred revenue	925	1,480

Total current liabilities	8,530	6,982

Long-term debt, less current installments	333	469

Commitments
Total liabilities	8,863	7,451

Stockholders' equity:
Common stock, $0.01 par value, 120,000 shares authorized, 34,710 and 32,164 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	347	322
Additional paid-in capital	84,177	81,876
Note receivable from director	(500)	(500)
Accumulated deficit	(79,004)	(72,636)

Total stockholders' equity	5,020	9,062

Total liabilities and stockholders' equity	$13,883	$16,513

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(6,368)	$(1,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	2,482
Provision for bad debts	641	324
Changes in operating assets and liabilities:
Accounts receivable	2,596	(2,399)
Unbilled receivables	(57)	(223)
Notes receivable	156	-
Prepaid expenses and other assets	(232)	(538)
Accounts payable	(645)	575
Accrued expenses	912	(1,427)
Deferred revenue	(555)	568

Net cash used in operating activities	(3,132)	(2,047)

Cash flows from investing activities:
Purchase of property and equipment	(534)	(535)
Restricted cash	(207)	110
Notes receivable - related parties	21	(754)

Net cash used in investing activities	(720)	(1,179)

Cash flows from financing activities:
Line of credit, net	2,000	-
Proceeds from sale of common stock	2,211	-
Proceeds from exercises of stock options	23	647
Payments of long-term debt	(300)	(282)

Net cash provided by financing activities	3,934	365

Net increase (decrease) in cash and cash equivalents	82	(2,861)
Cash and cash equivalents, beginning of period	4,843	7,973

Cash and cash equivalents, end of period	$4,925	$5,112

Supplemental Schedule of Disclosures of Cash Flow Information:

Cash paid during the period for interest	$64	$41

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Basis of Presentation:

             The unaudited consolidated financial statements of ZAMBA Corporation as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000, reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, to fairly state our financial position as of June 30, 2001, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.   Certain prior year amounts have been reclassified to conform with the 2001 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2000, which were included in our 2000 Report on Form 10-K.

Note B. Selected Balance Sheet Information:

(in thousands)	June 30, 2001	December 31, 2000

Accounts receivable, net:
Accounts receivable	$3,268	$6,287
Less allowance for doubtful accounts	(201)	(429)

	$3,067	$5,858

Notes receivable, net:
Notes receivable	$1,823	$1,979
Less allowance for doubtful accounts	(446)	-

	$1,377	$1,979

Property and equipment, net:
Computer equipment	$1,594	$1,406
Furniture and equipment	642	694
Leasehold improvements	1,201	931

	3,437	3,031
Less accumulated depreciation and amortization	(1,506)	(1,381)

	$1,931	$1,650

Note C.  Net Loss Per Share:

             We incurred net losses for the three and six month periods ended June 30, 2001 and 2000. The calculation of diluted net loss per common share does not include approximately 300,000 potential shares of common stock equivalents as their inclusion would be anti-dilutive.

Note D.  Recent Accounting Standards:

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002.  The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material effect on its financial statements.

             The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 133, as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measure those instruments at fair value. The statement is effective beginning after January 1, 2001. We have implemented SFAS No. 133, as amended, in fiscal year 2001.  The implementation of this statement did not have an impact on our financial position, results of operations or cash flows for the three or six months ended June 30, 2001.

Note E.  Restructuring Charges

             In the second quarter of 2001, Zamba recorded restructuring charges of $2.19 million, consisting of $900,000 for headcount reductions, $1.20 million for consolidation of facilities and related fixed assets, and $90,000 of other related restructuring charges. These charges were taken to align our cost structure with changing market conditions, due principally to a reduction in the demand for information technology consulting services, related to a general slowdown in the economy. The plan resulted in headcount reduction of approximately 90 employees, which was made up of approximately 67% professional services staff and 33% non-billable staff. The facilities charges were due to office closures in Pleasanton and Carlsbad, California, and St. Paul, Minnesota.

             As of the end of the second quarter of 2001, $778,000 of cash was used for restructuring charges, and the remaining $1.41 million cash outlay is expected to occur over the next year.

             Restructuring activities as of June 30, 2001 were as follows:

	Severance	Facilities
	and Benefits	and Other

Provision in second quarter 2001	$900,000	$1,288,000
Amount utilized in second quarter 2001	$530,000	$248,000

Balance remaining at June 30, 2001	$370,000	$1,040,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             ZAMBA Corporation is a leading customer relationship management (CRM) consulting and systems integration company for Global 2000 organizations. We help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. Based on our CRM expertise and experience, we have created an end-to-end blueprint of industry-leading solutions addressing each aspect of CRM, including strategy, marketing and analytics, commerce and content, contact center, mobile and wireless, sales, customer experience and support. We also own approximately 33% of the equity in NextNet Wireless, Inc., a private corporation engaged in the development of wireless data products targeted at wireless DSL.  Our vice chairman, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc.

             We currently derive most of our revenues from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.

             Our revenues and earnings may fluctuate from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. Consequently, the results of operations described in this report may not be indicative of results to be achieved in future periods. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

Results of Operations

Three months ended June 30, 2001, compared to the three months ended June 30, 2000

Net Revenues
             Net revenues decreased 17% to $8.02 million in 2001 compared to $9.72 million in 2000.  The decrease was due principally to a significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy.

Project and Personnel Costs
             Project and personnel costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing service.  Project costs were $5.69 million or 71% of net revenues in the second quarter of 2001 compared to $4.78 million or 49% of net revenues in the second quarter of 2000.  The increase in project costs between these periods was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of an expected increase in the number and size of our engagements. The increase in these costs as a percentage of revenue is due to the decline in our overall revenue. We anticipate lower project and personnel costs in the next two quarters due to a reduction in workforce as a part of our restructuring plan, which was implemented due to the reduced demand for consulting services. Sales and Marketing
             Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $1.29 million or 16% of net revenues in the second quarter of 2001, compared to $1.13 million or 12% of net revenues in the second quarter of 2000.  The increase in both dollar and percentage terms is due primarily to the hiring of additional direct sales personnel.  We anticipate that the dollar amount and percentage of sales and marketing expenses will increase throughout 2001.

General and Administrative
             General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $4.04 million or 50% of net revenues in the second quarter of 2001, compared to $3.36 million or 35% of net revenues in the second quarter of 2000. The dollar and percentage increases were due primarily to investments we made in attempting to grow the business, which resulted in an increase in the number of employees hired during the past year, an increase in occupancy costs related to a significant expansion of our office space, and an increase in provision for bad debts, which was $546,000 in the second quarter of 2001, as compared to $304,000 in the second quarter of 2000. Due to a reduced workforce and consolidation of office space from the realigning of our cost structure in the second quarter of 2001, we anticipate lower general and administrative expenses in the next two quarters.

Restructuring Charges
             We incurred a restructuring charge of $2.19 million or 27% of net revenues in the second quarter of 2001. These items consist of severance expenses due to layoffs in the second quarter of 2001, as well as costs associated with office consolidations. These charges were taken to align our cost structure with changing market conditions, as described in Note E above.

Amortization of Intangibles and Non-cash Compensation
             Amortization of intangibles and non-cash compensation was $76,000 in 2001 compared to $1.01 million in 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives ranging from two to four years.   Approximately 98% of the costs related to the QuickSilver acquisition have been amortized as of June 30, 2001. The remaining costs will be amortized through the third quarter of 2002.

             Non-cash compensation is due to stock options granted to non-shareholder employees of Camworks, Inc. and Fusion Consulting, Inc., following our acquisitions of each company.  These options were granted with an exercise price less than fair market value as an incentive to the employees to continue employment with ZAMBA.  The remaining deferred compensation balance related to these options is $389,000 as of June 30, 2001.  The amount of this charge will be approximately $40,000 per quarter for each quarter through 2003.

Interest Income
             Interest income was $36,000 in the second quarter of 2001 compared to $57,000 in the second quarter of 2000.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities, as well as the overall decline in interest rates in 2001.

Interest Expense
             Interest expense was $55,000 in the second quarter of 2001 compared to $16,000 in the second quarter of 2000.  The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, which we established in February 2001.

Income Taxes
             We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss
             Our net loss for the quarter ended June 30, 2001 was ($5.29) million, or ($0.16) per share, compared to a net loss for the quarter ended June 30, 2000 of ($523,000), or ($0.02) per share.

Six months ended June 30, 2001, compared to the six months ended June 30, 2000

Net Revenues
             Net revenues increased 11% to $19.83 million in the six months ended June 30, 2001 compared to $17.93 million in the six months ended June 30, 2000. The increase in revenues is principally due to increases in both the average size and number of client projects, and due to an increase in the number of billable consultants. Demand for our services increased through the fourth quarter of 2000. However, the demand has significantly declined since that time due to a reduction in demand for information technology services.

Project and Personnel Costs
             Project and personnel costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing service.  Project costs were $11.77 million or 59% of net revenues in the six months ended June 30, 2001 compared to $9.09 million or 51% of net revenues in the six months ended June 30, 2000.  The increase in project costs between these periods was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of an expected increase in the number and size of our engagements. The increase in these costs as a percentage of revenue is due to a decline in our overall utilization. We anticipate lower project and personnel costs in the next two quarters due to a reduction in workforce as a part of our restructuring plan, which was implemented due to the reduced demand for consulting services.

Sales and Marketing
             Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $3.19 million or 16% of net revenues in the six months ended June 30, 2001, compared to $2.19 million or 12% of net revenues in the six months ended June 30, 2000.  The increase in both dollar and percentage terms is due primarily to the hiring of additional direct sales personnel.  We anticipate that the dollar amount and percentage of sales and marketing expenses will increase throughout 2001.

General and Administrative
             General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $8.90 million or 45% of net revenues in the six months ended June 30, 2001, compared to $6.13 million or 34% of net revenues in the six months ended June 30, 2000.  The dollar and percentage increases were due primarily to investments we made in attempting to grow the business, which resulted in an increase in the number of employees hired during the past year, an increase in occupancy costs related to a significant expansion of our office space, and an increase in provision for bad debts, which was $641,000 for the six month period ended June 30, 2001, as compared to $323,000 for the six month period ended June 30, 2000. We anticipate lower general and administrative expenses in the next two quarters due to a reduced workforce and consolidation of office space, due to the realigning of our cost structure.

Restructuring Charges
             Restructuring charges were $2.19 million or 11% of net revenues. These items consist of severance expenses due to layoffs in the second quarter of 2001, as well as costs associated with office consolidations. These charges were taken to align our cost structure with changing market conditions, as described in Note E above.

Amortization of Intangibles and Non-cash Compensation
             Amortization of intangibles and non-cash compensation was $168,000 in the six months ended June 30, 2001 compared to $2.03 million in the six months ended June 30, 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998, as described in the three month period analysis above.

Interest Income
             Interest income was $90,000 in the six months ended June 30, 2001 compared to $131,000 in the six months ended June 30, 2000.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities, as well as the overall decline in interest rates in 2001.

Interest Expense
             Interest expense was $79,000 in the six months ended June 30, 2001 compared to $39,000 in the six months ended June 30, 2000. The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, which we established in February 2001.

Income Taxes
             We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss
             As a result of the above, our net loss for the six months ended June 30, 2001 was ($6.37) million, or ($0.20) per share, compared to a net loss for the six months ended June 30, 2000 of ($1.41) million, or ($0.04) per share.

Liquidity and Capital Resources

             We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At June 30, 2001, we had approximately $4.9 million in cash and cash equivalents compared to $4.8 million at December 31, 2000.

             Cash used in operating activities was $3.1 million for the six months ended June 30, 2001 and resulted primarily from a loss before amortization, depreciation and other non-cash stock compensation charges of  $5.9 million, which was offset by a decrease in accounts receivable of $2.6 million.  Cash used in operating activities was $2.0 million for the six months ended June 30, 2000, due primarily to income before amortization, depreciation and other non-cash stock compensation charges of  $1.1 million, an increase in accounts payable of $575,000, and an increase in deferred revenue of $568,000, but offset by increases in accounts receivable of $2.4 million and a decrease in accrued expenses of $1.4 million.

             Cash used in investing activities was $720,000 for the six months ended June 30, 2001, and primarily resulted from the purchase of property and equipment of $534,000 and the increase in restricted cash of $207,000.  Cash used in investing activities was $1.2 million for the six months ended June 30, 2000 and primarily resulted from the purchase of property and equipment of $535,000 and the increase in notes receivable to related parties of $754,000.

             Cash provided by financing activities was $3.9 million for the six months ended June 30, 2001 and consisted primarily of cash received from the line of credit of $2.0 million and cash received from the sale of common stock to Joseph B. Costello, a member of the board of directors, of $2.0 million. Cash provided by financing activities was $365,000 for the six months ended June 30, 2000 and consisted of cash received from the sale of common stock upon the exercise of stock options of $647,000, which was offset partially by payments of outstanding debt of $282,000.

             In February 2001 (and as amended on August 2, 2001), we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  This agreement requires that we maintain certain financial covenants and levels of tangible net worth.  This facility is renewable annually. $2.0 million was outstanding under the Silicon Valley Bank line of credit as of June 30, 2001.

             On June 29, 2001, Zamba Corporation sold 2,352,942 shares of common stock at market value, to Joseph B. Costello, our Vice Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance. No compensation cost will be recognized for these warrants. Compensation cost, using the Black-Scholes option-pricing model, would be $51,000 per quarter through June of 2005, if it were necessary to record such charges.

             As of June 30, 2001, we had no significant capital spending or purchase commitments, except for a commitment of approximately $325,000 relating to professional services software.  We had cash and cash equivalents totaling $4.9 million and working capital of $2.5 million.  We also have a secured revolving credit facility with Silicon Valley Bank that allows us to withdraw up to $5.0 million based on eligible accounts receivable.  Under the secured revolving credit facility, we must be in compliance with certain tangible net worth covenants. We believe that our existing cash and cash equivalents, together with cash provided from operations and our secured revolving credit facility, should be sufficient to meet our working capital and capital expenditure requirements in the near term.  We will also continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing.  We cannot be certain that additional financing will be available to us on favorable terms if required, or at all. If our financial performance causes us to violate the covenants in our secured revolving credit facility or adversely affects the amount of our eligible accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our near term cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $776,000 at June 30, 2001, as well as our line of credit with Silicon Valley Bank, under which $2.0 million was outstanding at June 30, 2001. The interest rates charged on our long-term debt obligations range from 6.0% to 10.5%, and the obligations mature monthly and quarterly through December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

             On February 27, 2001 (and as amended on August 2, 2001), we established a secured revolving credit facility with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%. The interest is payable monthly.

Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995

             Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance and/or achievements.

             Factors that may impact forward-looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99 to our Annual Report on Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

             We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that resolving these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities

             On June 29, 2001, Zamba Corporation sold 2,352,942 shares of common stock to Joseph B. Costello, our Vice Chairman, for $2,000,000.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  Because the transaction did not involve a public offering, the shares of our common stock were deemed to be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders

             Zamba held its Annual Meeting on May 17, 2001. Two proposals were presented at the Annual Meeting for voting by the stockholders: (i) the election of directors; and (ii) the approval of an increase in the authorized number of shares of common stock. The stockholders approved both proposals.

             Each person nominated for director was elected.  For Joseph B. Costello, 24,911,873 votes were cast in favor of his election, and 2,972,304 votes were withheld.  For Dixon R. Doll, 26,564,035 votes were cast in favor of his election, and 1,320,142 votes were withheld.  For Paul D. Edelhertz, 25,217,688 votes were cast in favor of his election, and 2,666,489 votes were withheld.  For Douglas M. Holden, 25,176,034 votes were cast in favor of his election, and 2,708,143 votes were withheld.  For John Olsen, 24,901,947 votes were cast in favor of his election, and 2,982,230 votes were withheld. For Sven A. Wehrwein, 26,561,744 votes were cast in favor of his election, and 1,322,433 votes were withheld.

             A total of 24,923,201 votes were cast in favor of the proposal to approve the number of authorized shares of common stock, 2,798,130 votes were cast against, 162,846 votes were abstentions, and there were no broker non-votes.

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits: (See attached exhibit index)

(b)        Reports on Form 8-K:

On May 23, 2001 we filed a report on Form 8-K to report a reduction in the number of personnel and stating that revenues and earnings for the second fiscal quarter would be lower than previously expected.

On July 2, 2001, we filed a report on Form 8-K to report the purchase of 2,352,942 shares of common stock by Joseph B. Costello, our Vice Chairman. We also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of common stock at an exercise price of $1.0625 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION
By:	/s/ Douglas M. Holden
Douglas M. Holden
President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Executive Vice President and Chief Financial Officer

Dated: August 8, 2001

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
10.01	Press release dated May 22, 2001 (Incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K dated May 23, 2001)
10.02	Stock Purchase Agreement dated June 29, 2001, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001)
10.03	Warrant to Purchase Shares of Common Stock issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2001)
10.04	Press release dated July 2, 2001 (Incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K dated July 2, 2001)
10.05	Settlement and Release Agreement dated August 2, 2001, between the Registrant and Paul Edelhertz
10.06	Amendment to Loan Document as of June 30, 2001, between the Registrant and Silicon Valley Bank
10.07	Warrant to Purchase Stock dated August 2, 2001, between the Registrant and Silicon Valley Bank
10.08	Fifth Amended and Restated Certificate of Incorporation of Zamba Corporation, dated August 3, 2001.