Form 10-Q
period 2001-09-30
ZAMBA CORP
filed 2001-11-14
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES         ☒            NO          ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2001
Common Stock, $0.01 par value	34,942,080

ZAMBA CORPORATION

Part I. Financial Information

Item 1:  Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net revenues	$7,669	$11,310	$27,499	$29,242

Costs and expenses:
Project and personnel costs	4,345	5,608	16,176	14,800
Sales and marketing	1,321	1,456	4,533	3,667
General and administrative	2,896	4,133	11,799	10,273
Restructuring charges	-	-	2,188	-
Amortization of intangibles	31	945	106	2,835
Total costs and expenses	8,593	12,142	34,802	31,575

Loss from operations	(924)	(832)	(7,303)	(2,333)

Other income (expense):
Interest income	36	46	126	177
Interest expense	(49)	(16)	(128)	(55)
	(13)	30	(2)	122
Net loss	$(937)	$(802)	$(7,305)	$(2,211)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.22)	$(0.07)

Weighted average shares outstanding - basic and diluted	34,727	31,654	33,100	31,487

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$3,536	$4,843
Accounts receivable, net	3,422	5,858
Unbilled receivables	134	426
Notes receivable, net	1,377	1,979
Notes receivable - related parties	314	359
Prepaid expenses and other current assets	809	660
Total current assets	9,592	14,125

Property and equipment, net	1,910	1,650
Restricted cash	471	264
Intangible assets, net	125	231
Other assets	305	243
Total assets	$12,403	$16,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line of credit	$2,800	$0
Current installments of long-term debt	388	607
Accounts payable	852	1,589
Accrued expenses	3,472	3,306
Deferred revenue	453	1,480
Total current liabilities	7,965	6,982

Long-term debt, less current installments	267	469

Commitments
Total liabilities	8,232	7,451
Stockholders' equity:
Common stock, $0.01 par value, 120,000 shares authorized, 34,857 and 32,164 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	349	322
Additional paid-in capital	84,263	81,876
Note receivable from director	(500)	(500)
Accumulated deficit	(79,941)	(72,636)
Total stockholders' equity	4,171	9,062

Total liabilities and stockholders' equity	$12,403	$16,513

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(7,305)	$(2,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	3,696
Provision for bad debts	691	816
Changes in operating assets and liabilities:
Accounts receivable	2,191	(4,648)
Unbilled receivables	292	30
Notes receivable	156	-
Prepaid expenses and other assets	(211)	(725)
Accounts payable	(737)	601
Accrued expenses	166	(123)
Deferred revenue	(1,027)	534
Net cash used in operating activities	(5,131)	(2,030)

Cash flows from investing activities:
Purchase of property and equipment	(670)	(1,149)
Restricted cash	(207)	110
Notes receivable - related parties	45	(723)
Net cash used in investing activities	(832)	(1,762)

Cash flows from financing activities:
Line of credit, net	2,800	-
Proceeds from sale of common stock	2,240	-
Proceeds from exercises of stock options	37	909
Payments of long-term debt	(421)	(354)
Net cash provided by financing activities	4,656	555

Net decrease in cash and cash equivalents	(1,307)	(3,237)
Cash and cash equivalents, beginning of period	4,843	7,973
Cash and cash equivalents, end of period	$3,536	$4,736

Supplemental Schedule of Disclosures of Cash Flow Information:

Cash paid during the period for interest	$110	$57

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000, reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, to fairly state our financial position as of September 30, 2001, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform with the 2001 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2000, which were included in our 2000 Annual Report on Form 10-K.

Note B. Selected Balance Sheet Information:

(in thousands)	September 30, 2001	December 31, 2000
Accounts receivable, net:
Accounts receivable	$3,664	$6,287
Less allowance for doubtful accounts	(242)	(429)
	$3,422	$5,858
Notes receivable, net:
Notes receivable	$1,823	$1,979
Less allowance for doubtful accounts	(446)	-
	$1,377	$1,979
Property and equipment, net:
Computer equipment	$1,678	$1,406
Furniture and equipment	641	694
Leasehold improvements	1,263	931
	3,582	3,031
Less accumulated depreciation and amortization	(1,672)	(1,381)
	$1,910	$1,650

Accounts receivable represent amounts not yet paid by our clients for services rendered during the ordinary course of business.  We entered into interest-bearing promissory notes with two of our customers who were unable to pay us the amounts due on a timely basis.

On August 28, 2000 we entered into an interest-bearing promissory note with Health Risk Management, Inc. (HRMI). The principal amount of the note was $372,447, and it carried an interest rate of 12.0% per annum.  HRMI paid $250,049 in principal and interest through March 30, 2001, but ceased making payments following that date.  As of June 30, 2001, we reserved the $142,002 balance remaining on the promissory note because of our substantial doubt about HRMI’s ability to continue operations and make payments. This customer subsequently filed for bankruptcy on August 2, 2001.

Between September 29, 2000 and December 6, 2000, we entered into several interest-bearing promissory notes with Lifescape, LLC (Lifescape).  The principal amount of these notes totaled $1,681,381, and each note carried an interest rate of 12.0% per annum.  Lifescape did not make payments as scheduled in the notes.  During the first and second quarters of 2001 we had several discussions with Lifescape and its affiliated companies, ValueOptions, Inc. (ValueOptions) and FHC Health Systems, Inc. (FHC), regarding payment. As of June 30, 2001, based on negotiations we determined it was appropriate to reserve for $300,000 of the amount due, because of our reduced expectation of full payment. We continued to negotiate with Lifescape, ValueOptions and FHC during the third quarter and entered into a settlement agreement on October 1, 2001.  Beginning October 2001, ValueOptions and FHC have agreed to settle Lifescape’s obligation to us and to pay us $280,000 on the first day of each month for six months.  We collected the first payment on October 10, 2001, and the second payment on November 1, 2001.

Note C.  Net Loss Per Share:

We incurred net losses for the three and nine month periods ended September 30, 2001 and 2000. The calculation of diluted net loss per common share does not include approximately 24,000 potential shares of common stock equivalents as their inclusion would be anti-dilutive.

Note D.  Recent Accounting Standards:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30), it retains the fundamental provisions of those Statements.  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  We are evaluating SFAS No. 144 to determine the impact on our financial condition and results of operations, but do not expect that they will have a material effect on our financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142, which for us will be January 1, 2002.  We are currently evaluating SFAS No. 141 and SFAS No. 142, but do not expect that they will have a material effect on our financial statements.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measure those instruments at fair value. SFAS No. 133 is effective beginning on January 1, 2001. We have implemented SFAS No. 133, as amended, in fiscal year 2001.  The implementation of SFAS No. 133 did not have an impact on our financial position, results of operations or cash flows for the three or nine months ended September 30, 2001.

Note E.  Restructuring Charges

Due to a decrease in demand for information technology consulting services, we undertook an initiative to focus our business and improve our operating performance by restructuring and streamlining our operations during the second quarter of fiscal 2001.  This restructuring initiative included a reduction in our workforce and the consolidation of certain unproductive or duplicative facilities.  In connection with our restructuring initiative,  we incurred a restructuring charge of $2.19 million in the second quarter of fiscal 2001.  This charge was composed of $777,000 for severance payments, $123,000 for other employee-related costs, such as continued medical benefits, $1.173 million for facility closings and other leasehold termination costs, $87,000 arising out of a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.

In connection with the restructuring, we reduced our employee headcount by 89 employees, which represents approximately 28% of our workforce.  Of these 89 employees, 62 employees (or approximately 70%) were billable consultants and 27 employees (or approximately 30%) were non-billable staff.  By the end of the third quarter of fiscal 2001, $72,000 in severance costs and $8,000 in other employee-related costs remained, which are expected to be paid during the fourth quarter of fiscal 2001.  The facilities charges were due to office closures in Pleasanton and Carlsbad, California, and St. Paul, Minnesota. By the end of the third quarter, $730,000 in facilities-related costs remained. We also wrote off approximately $28,000 in fixtures and furniture.  No assets that were written off remained in use as of the end of the second quarter.

Restructuring activities through September 30, 2001, were as follows:

Restructuring Charge	Second Quarter 2001 Provision	Second Quarter 2001 Utilized	Third Quarter 2001 Utilized	Balance as of September 30, 2001
Severance Payments to Employees	$777,000	$430,000	$275,000	$72,000
Other Employee Related Costs	$123,000	$100,000	$15,000	$8,000
Facility Closings	$1,106,000	$248,000	$195,000	$663,000
Leasehold Termination Costs	$67,000	$-	$-	$67,000
Other	$115,000	$-	$-	$115,000
Totals	$2,188,000	$778,000	$485,000	$925,000

Note F. Stockholders’ Equity and Warrants

On June 29, 2001, we sold 2,352,942 shares of our common stock at the average closing bid price of our common stock on the Nasdaq Stock Market for the five trading days prior to the date of issuance, to Joseph B. Costello, our Vice Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:

Risk-free interest rate	4.69%
Volatility	111%
Expected life (months)	48

On February 27, 2001, as amended on August 2, 2001, we established a secured revolving credit facility with Silicon Valley Bank that allows us to borrow up to a maximum of $5.0 million based on our eligible accounts receivable.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  In connection with the establishment of the credit facility, we issued a warrant to purchase 35,000 shares at an exercise price of $2.80 per share to Silicon Valley Bank.  The fair value of the warrant issued upon establishment of the credit facility is $62,000.  The remaining fair value is being charged to interest expense over the life of the credit facility.  As part of the amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 35,000 shares of common stock at an exercise price of $0.86 per share.  The exercise price for each warrant was established by averaging the closing price of our common stock for the five trading days prior to the date of issuance, and each warrant expires five years from the date of issuance.  The fair value of the warrant issued upon the August 2001 amendment is $23,000.  The remaining fair value is being charged to interest expense over the life of the credit facility.  The aggregate fair value for the compensation cost for the warrants granted in connection with the February 27, 2001 establishment of the credit facility and the August 2, 2001 amendment were calculated by using the fair value of the warrant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:

February 27, 2001 warrant		August 2, 2001 warrant
Risk-free interest rate	4.80%	Risk-free interest rate	4.54%
Volatility	83%	Volatility	102%
Expected life (months)	48	Expected life (months)	60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ZAMBA Corporation provides customer relationship management (CRM) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. CRM attempts to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, and to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created potential solutions addressing each aspect of CRM, including strategy, marketing and analytics, commerce and content, contact center, mobile and wireless, sales, customer experience and support. We also own approximately 33% of the equity in NextNet Wireless, Inc., a private corporation engaged in the development of wireless data products targeted at wireless digital subscriber lines. Our vice chairman, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc.

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

Restructuring Charges

In connection with our initiative to focus our business and improve our operating performance by restructuring and streamlining our operations, we recorded a restructuring charge of $2.19 million in the second quarter of fiscal 2001, which represents approximately 8% of our revenue for the nine months ended September 30, 2001. We conducted this restructuring due to several factors, including (1) the impact of the slowing economy on our business, as evidenced by the 6% decrease in our revenue during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000,  (2) similar revenue decreases experienced by many other information technology consulting companies and (3) our expectation that our revenue during the remainder of the year would be less than the amount we had anticipated at the beginning of fiscal 2001. Because we had increased our staffing and facilities during the last half of 2000 and first quarter of 2001 in anticipation of growth, our reduced expectations required us to lower our ongoing costs, the largest of which are our payroll and facility expenses.

In order to reduce our payroll expenses, we reduced our headcount in the second quarter of fiscal 2001 by 89 employees, which represents approximately 28% of our total workforce.  Of these 89 employees, 62 employees (or approximately 70%) were billable consultants and 27 employees (or approximately 30%) were non-billable staff.Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, we do not believe that our ongoing operations will be significantly affected by this reduction. We paid $820,000 of the employee-related restructuring charge during the nine months ended September 30, 2001, and expect to pay $80,000 of the employee-related restructuring charge during the fourth quarter of fiscal 2001.  We expect the headcount reductions to result in a quarterly savings of approximately $2.0 million, which began in the third quarter of 2001.

The facilities portion of the restructuring charge includes new and additional lease termination costs and other expenses associated with our decision to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges, we paid $248,000 during the second quarter of fiscal 2001 and $195,000 during the third quarter of fiscal 2001, and expect to pay the balance of approximately $730,000 between the fourth quarter of fiscal 2001 and the third quarter of fiscal 2002.

Because our revenues were lower than anticipated in the second quarter and the number of our consultants and size of our facilities was designed to correlate with our expected revenues during the third quarter of fiscal 2001, we do not expect our restructuring charges to have a material adverse effect on our operations.  In fact, we anticipate that the restructuring charge will reduce our cost structure during the remainder of fiscal 2001 and into fiscal 2002.  We intend to continue our initiative to achieve more cost-efficient operations throughout the remainder of fiscal 2001.  In addition, certain actions may not be completed, or full savings realized, until sometime in fiscal 2002.  Although we do not expect to incur additional restructuring charges, our restructuring initiative, or a continued slowing of the demand for information technology consulting services, could cause us to incur additional restructuring expenses in amounts that have not yet been determined.  Although the amount and timing of the cost savings that we expect to realize due to this restructuring is difficult to quantify, we currently anticipate that, in combination with other operational changes effectuated during the three months ended June 30, 2001, we will realize cost savings of approximately $11.0 million during fiscal 2002. Because we attempted to correlate the number of consultants and facilities we retained with our expected revenues during the third quarter of fiscal 2001, our workforce reductions in the second quarter of fiscal 2001 should not significantly affect our operations, except that we expect the restructuring charge to reduce our cost structure during the remainder of fiscal 2001 and into fiscal 2002.  In combination with other operational changes effectuated during the second quarter, the entire expected cost savings of $11.0 million should be realized by the end of the second quarter of fiscal 2002.

Results of Operations

Three months ended September 30, 2001, compared to the three months ended September 30, 2000

Net Revenues

Net revenues decreased 32% to $7.67 million in the third quarter of 2001 compared to $11.31 million in the third quarter of 2000.  The decrease was due principally to a significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing service.  Project costs were $4.35 million or 57% of net revenues in the third quarter of 2001 compared to $5.61 million or 50% of net revenues in the third quarter of 2000.  The decrease in project costs between these periods was due primarily to the decrease in the number of project personnel. Because our overall revenue declined, these costs represented an increased percentage of our overall revenue in the third quarter of 2001.  We anticipate project and personnel costs to decline on a dollar basis over the next two fiscal quarters, due to a decrease in the number of project personnel.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $1.32 million or 17% of net revenues in the third quarter of 2001, compared to $1.46 million or 13% of net revenues in the third quarter of 2000.  The decrease in costs between these periods was due to less commission expense, resulting from the decrease in revenue. The increase in percentage terms is due primarily to having lower revenue, but the same number of direct sales personnel between periods.  We anticipate the dollar amount of sales and marketing expenses will remain relatively flat in the next two fiscal quarters.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $2.90 million or 38% of net revenues in the third quarter of 2001, compared to $4.13 million or 37% of net revenues in the third quarter of 2000. The dollar decrease was primarily due to a decrease of $225,000 in salaries from reduced workforce, a decrease of $340,000 in travel and entertainment expenses, and a decrease of $440,000 in bad debt expense, as we wrote off a large dot.com project in the third quarter of fiscal 2000. We anticipate the dollar amount of general and administrative expenses will remain relatively flat in the next two fiscal quarters.

Amortization of Intangibles

Amortization of intangibles was $31,000 in the third quarter of 2001 compared to $945,000 in the third quarter of 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives ranging from two to four years.  Approximately 98% of the costs related to the QuickSilver acquisition have been amortized as of September 30, 2001.

Interest Income

Interest income was $36,000 in the third quarter of 2001 compared to $46,000 in the third quarter of 2000.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities, as well as the continuing decline in interest rates in 2001.

Interest Expense

Interest expense was $49,000 in the third quarter of 2001 compared to $16,000 in the third quarter of 2000.  The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, which we established in February 2001.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

Our net loss for the quarter ended September 30, 2001 was $937,000, or $0.03 per share, compared to a net loss for the quarter ended September 30, 2000 of $802,000, or $0.03 per share.

Nine months ended September 30, 2001, compared to the nine months ended September 30, 2000

Net Revenues

Net revenues decreased 6% to $27.50 million in the nine months ended September 30, 2001 compared to $29.24 million in the nine months ended September 30, 2000. The decrease in revenues is primarily because demand for our services has significantly declined in the past two quarters, due to a reduction in demand for information technology consulting services.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing service.  Project costs were $16.18 million or 59% of net revenues in the nine months ended September 30, 2001, compared to $14.80 million or 51% of net revenues in the nine months ended September 30, 2000.  The increase in project costs between these periods was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of an expected increase in the number and size of our engagements. The increase in these costs as a percentage of revenue is due to a decline in our overall utilization.  We anticipate project and personnel costs to decline on a dollar basis over the next two fiscal quarters, due to a decline in the number of project personnel.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $4.53 million or 16% of net revenues in the nine months ended September 30, 2001, compared to $3.67 million or 13% of net revenues in the nine months ended September 30, 2000.  The increase in both dollar and percentage terms is due primarily to the hiring of additional sales and marketing personnel. We anticipate the dollar amount of sales and marketing expenses will remain relatively flat in the next two fiscal quarters.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $11.80 million or 43% of net revenues in the nine months ended September 30, 2001, compared to $10.27 million or 35% of net revenues in the nine months ended September 30, 2000.  The dollar and percentage increases were due primarily to investments we made in attempting to grow the business, which resulted in an increase in payroll and benefits expense of $900,000, an increase in occupancy costs related to a significant expansion of our office space of $340,000, and an increase in our furniture and equipment leasing related to the expansion of our office space of $680,000, offset partially by reduced travel and entertainment expenses of $315,000. We anticipate the dollar amount of general and administrative expenses will remain relatively flat in the next two fiscal quarters.

Amortization of Intangibles

Amortization of intangibles was $106,000 in the nine months ended September 30, 2001 compared to $2.84 million in the nine months ended September 30, 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998, as described in the three-month period analysis above.

Interest Income

Interest income was $126,000 in the nine months ended September 30, 2001 compared to $177,000 in the nine months ended September 30, 2000.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities, as well as the continuing decline in interest rates in 2001.

Interest Expense

Interest expense was $128,000 in the nine months ended September 30, 2001 compared to $55,000 in the nine months ended September 30, 2000. The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, which we established in February 2001.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

Our net loss for the nine months ended September 30, 2001 was $7.31 million, or $0.22 per share, compared to a net loss for the nine months ended September 30, 2000 of $2.21 million, or $0.07 per share.

Liquidity and Capital Resources

We invest primarily in instruments that are highly liquid, investment grade and have maturities of less than one year. At September 30, 2001, we had approximately $3.5 million in cash and cash equivalents, compared to $4.8 million at December 31, 2000.

Cash used in operating activities was $5.1 million for the nine months ended September 30, 2001 and resulted primarily from a loss before amortization, depreciation and other non-cash stock compensation charges of  $6.7 million, which was offset by a decrease in accounts receivable of $2.2 million.  Cash used in operating activities was $2.0 million for the nine months ended September 30, 2000, due primarily to income before amortization, depreciation and other non-cash stock compensation charges of  $1.5 million, but was offset by an increase in accounts receivable of $4.6 million.

Cash used in investing activities was $832,000 for the nine months ended September 30, 2001, and resulted primarily from the purchase of property and equipment of $670,000 and an increase in restricted cash of $207,000.  Cash used in investing activities was $1.8 million for the nine months ended September 30, 2000 and resulted primarily from the purchase of property and equipment of $1.1 million and an increase in notes receivable to related parties of $723,000.

Cash provided by financing activities was $4.7 million for the nine months ended September 30, 2001 and consisted primarily of cash received from the line of credit of $2.8 million and cash received from the sale of common stock to Joseph B. Costello, a member of our Board of Directors, of $2.0 million. See Note F to our Notes to Consolidated Financial Statements.  Cash provided by financing activities was $555,000 for the nine months ended September 30, 2000 and consisted of cash received from the sale of common stock upon the exercise of stock options of $909,000, which was offset partially by payments of outstanding debt of $354,000.

On February 27, 2001, as amended on August 2, 2001, we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  We were in compliance with the covenants as of September 30, 2001.  This facility is renewable annually. As of September 30, 2001, $2.8 million was outstanding under the line of credit.

On June 29, 2001, we sold 2,352,942 shares of our common stock at market value, to Joseph B. Costello, our Vice Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance. The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model.  See Note F to our Notes to Consolidated Financial Statements.

As of September 30, 2001, we had no significant capital spending or purchase commitments, except for a commitment of approximately $325,000 relating to professional services software.  We had cash and cash equivalents totaling $3.5 million and working capital of $1.6 million.  We also have a secured revolving credit facility with Silicon Valley Bank that allows us to withdraw up to $5.0 million based on eligible accounts receivable.  Under the secured revolving credit facility, we must be in compliance with certain tangible net worth covenants. We believe that our existing cash and cash equivalents, together with cash provided from operations and our secured revolving credit facility, should be sufficient to meet our working capital and capital expenditure requirements through January 31, 2002. We also will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing.  We cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance causes us to violate the covenants in our secured revolving credit facility or adversely affects the amount of our eligible accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond January 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $655,000 at September 30, 2001, as well as our line of credit with Silicon Valley Bank, under which $2.8 million was outstanding at September 30, 2001. The interest rates charged on our long-term debt obligations range from 6.0% to 10.5%, and these obligations mature monthly and quarterly through December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

On February 27, 2001, as amended on August 2, 2001, we established a secured revolving credit facility with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%. The interest is payable monthly.

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

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding our ability to reverse our recent revenue declines, our ability to realize the expected benefits from our recent restructuring initiative, the effect of the recent sale of the CRM products of a major CRM developer on our business, our ability to attract and retain customers, our ability to adjust the mix of our services to meet the needs of the market, our ability to adapt to rapidly changing technologies in the CRM industry, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, the unpredictable client decision-making processes, changes in expectations regarding the information technology consulting industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, our ability to protect and reuse our intellectual property, our ability to continue to list our stock on the Nasdaq National Market, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that resolving these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Changes in Securities

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

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

ZAMBA CORPORATION

By:	/s/ Douglas M. Holden Douglas M. Holden President and Chief Executive Officer

By:	/s/ Michael H. Carrel Michael H. Carrel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	November 14, 2001

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE

10.01	Settlement Agreement and Mutual Release between Lifescape, LLC, ValueOptions, Inc., FHC Health Systems, Inc. and Zamba dated October 1, 2001

99	Cautionary Statement Regarding Forward-Looking Statements