Form 10-Q/A
period 2001-06-30
ZAMBA CORP
filed 2002-03-29
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES         ☒            NO          ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2002
Common Stock, $0.01 par value	38,916,993

ZAMBA CORPORATION

                This Quarterly Report on Form 10-Q has been amended to add disclosure concerning the following:  (1) the reasons underlying the changes in our accounts receivable and notes receivable balance between December 31, 2000 and June 30, 2001 (see “Note B to the Notes to Consolidated Financial Statements”), (2) the restructuring charges we incurred in the second quarter of fiscal 2001 (see “Note E to the Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring Charges”), (3) the terms of our common stock and warrant issuance in June 2001 (see “Note F to the Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” (4) the nature of our customer relationship management consulting and systems integration services that we provide (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”) and (5) minor adjustments to the amount and allocation of our costs in the second quarter of 2001 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations"). This amended Quarterly Report on Form 10-Q contains the foregoing additional disclosure but does not contain any updates to our business or financial condition since the quarter ended June 30, 2001.

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
Net revenues	$8,020	$9,715	$19,830	$17,932

Costs and expenses:
Project and personnel costs	5,716	4,822	11,831	9,192
Sales and marketing	1,304	1,144	3,212	2,211
General and administrative	4,044	3,367	8,903	6,139
Restructuring charges	2,188	-	2,188	-
Amortization of intangibles	35	946	75	1,891
Total costs and expenses	13,287	10,279	26,209	19,433

Loss from operations	(5,267)	(564)	(6,379)	(1,501)

Other income (expense):
Interest income	36	57	90	131
Interest expense	(55)	(16)	(79)	(39)
	(19)	41	11	92

Net loss	$(5,286)	$(523)	$(6,368)	$(1,409)

Net loss per share - basic and diluted	$(0.16)	$(0.02)	$(0.20)	$(0.04)

Weighted average shares outstanding - basic and diluted	32,340	31,490	32,258	31,398

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,925	$4,843
Accounts receivable, net	3,067	5,858
Unbilled receivables	483	426
Notes receivable, net	1,377	1,979
Notes receivable - related parties	338	359
Prepaid expenses and other current assets	845	660
Total current assets	11,035	14,125

Property and equipment, net	1,931	1,650
Restricted cash	471	264
Intangible assets, net	156	231
Other assets	290	243
Total assets	$13,883	$16,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line of credit	$2,000	$0
Current installments of long-term debt	443	607
Accounts payable	944	1,589
Accrued expenses	4,218	3,306
Deferred revenue	925	1,480
Total current liabilities	8,530	6,982

Long-term debt, less current installments	333	469

Commitments
Total liabilities	8,863	7,451

Stockholders' equity:
Common stock, $0.01 par value, 120,000 shares authorized, 34,710 and 32,164 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	347	322
Additional paid-in capital	84,177	81,876
Note receivable from director	(500)	(500)
Accumulated deficit	(79,004)	(72,636)
Total stockholders' equity	5,020	9,062

Total liabilities and stockholders' equity	$13,883	$16,513

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

                Accounts receivable represent amounts not yet paid by our clients for services rendered during the ordinary course of business.  We entered into interest-bearing promissory notes with the two of our customers who were unable to pay us the amounts due on a timely basis.

                On August 28, 2000, we entered into an interest-bearing promissory note with Health Risk Management, Inc. (HRMI).  The principal amount of the note was $372,447, and it carried an interest rate of 12.0% per annum.  The client paid $250,049 in principal and interest through March 30, 2001, but ceased making payments following that date.  As of June 30, 2001, we reserved the $142,002 balance remaining on the promissory note because of our substantial doubt about HRMI’s ability to continue operations and make payments.  HRMI subsequently filed for bankruptcy on August 2, 2001.

                Between September 29, 2000 and December 6, 2000, we entered into several interest-bearing promissory notes with Lifescape, LLC.  The principal amount of these notes totaled  $1,681,381, and each note carried an interest rate of 12% per annum.  Lifescape did not make payments as scheduled in the notes.  During the first and second quarters of 2001, we had several discussions with Lifescape and its affiliated companies, ValueOptions, Inc. and FHC Health Systems, Inc., regarding payment.  As of June 30, 2001, based on these negotiations, we determined that it was appropriate to reserve for $300,000 of the amount due, because of our reduced expectation of full payment.

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

                In connection with the restructuring, we reduced our employee headcount by 89 employees, which represents approximately 28% of our workforce.  Of these 89 employees, 62 employees (or approximately 70%)  were billable consultants and 27 employees (or approximately 30%)  were non-billable staff.  By the end of the second quarter of fiscal 2001, $347,000 in severance costs and $23,000 in other employee-related costs remained, which are expected  to be paid during the third and fourth quarters of fiscal 2001.  The facilities charges were due to office closures in Pleasanton and Carlsbad, California, and St. Paul, Minnesota. By the end of the second quarter, $925,000 in facilities-related costs remained.  We also wrote off approximately $28,000 in fixtures and furniture.  No assets that were written off remained in use as of the end of the second quarter.

                As of June 30, 2001, restructuring  activities by category were as follows:

Restructuring Charge	Second Quarter 2001 Provision	Second Quarter 2001 Utilized	Balance as of June 30, 2001
Severance Payments to Employees	$777,000	$430,000	$347,000
Other Employee Related Costs	$123,000	$100,000	$23,000
Facility Closings	$1,106,000	$248,000	$858,000
Leasehold Termination Costs	$67,000	$–	$67,000
Other	$115,000	$–	$115,000
Totals	$2,188,000	$778,000	$1,410,000

Note F.  Stockholders’ Equity and Warrants

                On June 29, 2001, we sold 2,352,942 shares of common stock at $0.85 per share, which represented the average closing bid price of our common stock on the Nasdaq Stock Market for the five trading days prior to the date of issuance, to Joseph B. Costello, our Vice Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:
Risk-free interest rate	4.69%
Volatility	111%
Expected life (months)	48

                On February 27, 2001, as amended on August 2, 2001, we established a secured revolving credit facility with Silicon Valley Bank that allows us to borrow up to a maximum of $5.0 million based on our eligible accounts receivable.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  In connection with the establishment of the credit facility, we issued a warrant to purchase 35,000 shares at an exercise price of $2.80 per share to Silicon Valley Bank.  The fair value of the warrant issued upon establishment of the credit facility is $62,000.  The remaining fair value is being charged to interest expense over the life of the credit facility.  As part of the amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 35,000 shares of common stock at an exercise price of $0.86 per share.  The exercise price for each warrant was established based on the average of the closing price of our common stock for the five trading days prior to the date of issuance, and each warrant expires five years from the date of issuance.  The fair value of the warrant issued upon the August 2001 amendment is $23,000.  The remaining fair value is being charged to interest expense over the life of the credit facility.  The aggregate fair value for the compensation cost for the warrants granted in connection with the February 27, 2001 establishment of the credit facility and the August 2, 2001 amendment were calculated by using the fair value of the warrant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:

February 27, 2001 warrant		August 2, 2001 warrant
Risk-free interest rate	4.80%	Risk-free interest rate	4.54%
Volatility	83%	Volatility	102%
Expected life (months)	48	Expected life (months)	60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

                ZAMBA Corporation provides customer relationship management (CRM) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions.  CRM attempts to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, and to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created potential  solutions to address each aspect of CRM, including strategy, marketing and analytics, commerce and content, contact center, mobile and wireless, sales, customer experience and support. We also own approximately 33% of the equity in NextNet Wireless, Inc., a private corporation engaged in the development of wireless data products targeted at wireless digital subscriber lines.  Our chairman, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc.

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

Restructuring Charges

                In connection with our initiative to focus our business and improve our operating performance by restructuring and streamlining our operations, we recorded a restructuring charge of $2.19 million in the second quarter of fiscal 2001 which represents approximately 27% and 11% of our revenue for the three and six months ended June 30, 2001, respectively.  We conducted this restructuring due to several factors, including (1) the impact of the slowing economy on our business and the decreasing demand for information technology consulting services throughout the technology sector, as evidenced by the 17% decrease in our revenue during the second quarter of 2001, compared to the second quarter of 2000,  (2) similar revenue decreases experienced by many other information technology consulting companies, and  (3) our expectation that our revenue during the remainder of the year would be less than the amount we had anticipated at the beginning of fiscal 2001.   Because we had increased our staffing and facilities during the last half of 2000 and the first quarter of 2001 in anticipation of growth, our reduced expectations required us to lower our ongoing costs, the largest of which are our payroll and facility expenses.

                In order to reduce our payroll expense, we reduced our headcount by 89 employees, which represents approximately 28% of our total workforce.  Of these 89 employees, 62 employees (or approximately 70%)  were billable consultants and 27 employees (or approximately 30%) were non-billable staff.   Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, we do not believe that our ongoing operations will be significantly affected by this reduction.  We paid $530,000 of the employee-related restructuring expense during the three months ended June 30, 2001, and expect to pay $370,000 of the employee-related restructuring expense during the third and fourth quarters of fiscal 2001.  We expect the headcount reductions to result in a quarterly savings of approximately $2.0 million beginning in the third quarter of 2001.  In addition to our workforce reductions, we also took steps to reduce the cost of our facilities on our operations.  The facilities portion of the restructuring charge includes new and additional lease termination costs and other expenses associated with our decision to consolidate our operations and close unproductive or duplicative office facilities in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges, we paid $248,000 during the second quarter of fiscal 2001, and expect to pay the balance of approximately $925,000 between the third quarter of fiscal 2001 and the third quarter of fiscal 2002.

                Because our revenues were lower than anticipated in the second quarter and the number of our consultants and size of our facilities was designed to correlate with our expected revenues during the third quarter of fiscal 2001, we do not expect these restructuring charges to have a material adverse effect on our operations.  In fact, we anticipate that these restructuring charges will reduce our cost structure during the remainder of fiscal 2001 and into fiscal 2002.  We intend to continue our initiative to achieve cost-efficient operations throughout the remainder of fiscal 2001.  In addition, certain actions may not be completed, or full savings realized, until sometime in fiscal 2002.  Although we do not expect to incur additional restructuring charges, our restructuring initiative, or a continued slowing of the demand for information technology consulting services, could cause us to incur additional restructuring expenses in amounts that have not yet been determined.  Although the amount and timing of the cost savings that we expect to realize due to this restructuring is difficult to quantify, we currently anticipate that, in combination with other operational changes effectuated during the three months ended June 30, 2001, we will realize cost savings of approximately $11.0 million by the end of the second quarter of fiscal 2002.

Results of Operations

Three months ended June 30, 2001, compared to the three months ended June 30, 2000

Net Revenues

                Net revenues decreased 17% to $8.02 million in the second quarter of 2001 compared to $9.72 million in the second quarter of 2000.  The decrease was due principally to a significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy.

Project and Personnel Costs

                Project and personnel costs consist primarily of payroll and payroll -related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing services.  Project costs were $5.72 million or 71% of net revenues in the second quarter of 2001 compared to $4.82 million or 50% of net revenues in the second quarter of 2000.  The increase in project costs between these periods was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of an expected increase in the number and size of our engagements.  Because our overall revenue declined, these costs represented an increased percentage of our overall revenue in the second quarter of 2001.  We anticipate lower project and personnel costs in the next two fiscal quarters due to a reduction in workforce as a part of our restructuring plan, which was implemented due to the reduced demand for information technology consulting services.

Sales and Marketing

                Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $1.30 million or 16% of net revenues in the second quarter of 2001, compared to $1.14 million or 12% of net revenues in the second quarter of 2000.  The increase in both dollar and percentage terms is due primarily to the hiring of additional direct sales personnel.  We anticipate that the dollar amount and percentage of sales and marketing expenses will increase throughout 2001.

General and Administrative

                General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $4.04 million or 50% of net revenues in the second quarter of 2001, compared to $3.37 million or 35% of net revenues in the second quarter of 2000. The dollar and percentage increases were due primarily to investments we made in attempting to grow the business, which resulted in an increase in payroll and benefits expense of $250,000, an increase in occupancy costs of $175,000 related to a significant expansion of our office space, and an increase in provision for bad debts of $240,000.  Due to a reduced workforce and consolidation of office space from the realignment  of our cost structure in the second quarter of 2001, we anticipate lower general and administrative expenses in the next two fiscal quarters.

Amortization of Intangibles

                Amortization of intangibles was $35,000 in 2001 compared to $946,000 in 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives ranging from two to four years.  Approximately 98% of the costs related to the QuickSilver acquisition have been amortized as of June 30, 2001. The remaining costs will be amortized through the third quarter of 2002.

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

Net Loss

                Our net loss for the quarter ended June 30, 2001 was $5.29 million, or $0.16 per share, compared to a net loss for the quarter ended June 30, 2000 of $523,000, or $0.02 per share.

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

Project and Personnel Costs

                Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments, and is directly associated with, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing services.  Project costs were $11.83 million or 60% of net revenues in the six months ended June 30, 2001 compared to $9.19 million or 51% of net revenues in the six months ended June 30, 2000.  The increase in project costs between these periods was due primarily to the increase in the number of project personnel.  Project personnel increased primarily as a result of an expected increase in the number and size of our engagements. The increase in these costs as a percentage of revenue is due to a decline in our overall utilization. We anticipate lower project and personnel costs in the next two fiscal quarters due to a reduction in workforce as a part of our restructuring plan, which was implemented due to the reduced demand for information technology consulting services.

Sales and Marketing

                Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $3.21 million or 16% of net revenues in the six months ended June 30, 2001, compared to $2.21 million or 12% of net revenues in the six months ended June 30, 2000.  The increase in both dollar and percentage terms is due primarily to the hiring of additional direct sales personnel.  We anticipate that the dollar amount and percentage of sales and marketing expenses will increase throughout 2001.

General and Administrative

                General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $8.90 million or 45% of net revenues in the six months ended June 30, 2001, compared to $6.14 million or 34% of net revenues in the six months ended June 30, 2000.  The dollar and percentage increases were due primarily to investments we made in attempting to grow the business, which resulted in an increase in payroll and benefits expense of $1,310,000, an increase in occupancy costs related to a significant expansion of our office space of $360,000, and an increase in provision for bad debts of $320,000. Due to a reduced workforce and consolidation of office space from the realignment of our cost structure in the second quarter of 2001, we anticipate lower general and administrative expenses in the next two quarters.

Amortization of Intangibles

                Amortization of intangibles was $75,000 in the six months ended June 30, 2001 compared to $1.89 million in the six months ended June 30, 2000.  The amortization was mainly due to the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998, as described in the three month period analysis above.

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

Net Loss

                 Our net loss for the six months ended June 30, 2001 was $6.37 million, or $0.20 per share, compared to a net loss for the six months ended June 30, 2000 of $1.41 million, or $0.04 per share.

Liquidity and Capital Resources

                We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At June 30, 2001, we had approximately $4.9 million in cash and cash equivalents compared to $4.8 million at December 31, 2000.

                Cash used in operating activities was $3.1 million for the six months ended June 30, 2001 and resulted primarily from a loss before amortization, depreciation and other non-cash stock compensation charges of  $5.9 million, which was offset by a decrease in accounts receivable of $2.6 million.  Cash used in operating activities was $2.0 million for the six months ended June 30, 2000, due primarily to income before amortization, depreciation and other non-cash stock compensation charges of  $1.1 million, an increase in accounts payable of $575,000, and an increase in deferred revenue of $568,000, but was offset by increases in accounts receivable of $2.4 million and a decrease in accrued expenses of $1.4 million.

                Cash used in investing activities was $720,000 for the six months ended June 30, 2001, and resulted primarily from the purchase of property and equipment of $534,000 and an increase in restricted cash of $207,000.  Cash used in investing activities was $1.2 million for the six months ended June 30, 2000 and resulted primarily from the purchase of property and equipment of $535,000 and an increase in notes receivable to related parties of $754,000.

                Cash provided by financing activities was $3.9 million for the six months ended June 30, 2001 and consisted primarily of cash received from the line of credit of $2.0 million and cash received from the sale of common stock to Joseph B. Costello, a member of our Board of Directors, of $2.0 million. See Note F to our Consolidated Financial Statements.  Cash provided by financing activities was $365,000 for the six months ended June 30, 2000 and consisted of cash received from the sale of common stock upon the exercise of stock options of $647,000, which was offset partially by payments of outstanding debt of $282,000.

                On February 27, 2001, as amended on August 2, 2001, we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  This agreement requires that we maintain certain financial covenants and levels of tangible net worth.  This facility is renewable annually. As of June 30, 2001, $2.0 million was outstanding under the Silicon Valley Bank line of credit.

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

                As of June 30, 2001, we had no significant capital spending or purchase commitments, except for a commitment of approximately $325,000 relating to professional services software.  We had cash and cash equivalents totaling $4.9 million and working capital of $2.5 million.  We also have a secured revolving credit facility with Silicon Valley Bank that allows us to withdraw up to $5.0 million based on eligible accounts receivable.  Under the secured revolving credit facility, we must be in compliance with certain tangible net worth covenants. We believe that our existing cash and cash equivalents, together with cash provided from operations and our secured revolving credit facility, should be sufficient to meet our working capital and capital expenditure requirements through April 30, 2002.  We will also continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing.  We cannot be certain that additional financing will be available to us on favorable terms if required, or at all. If our financial performance causes us to violate the covenants in our secured revolving credit facility or adversely affects the amount of our eligible accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond April 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $776,000 at June 30, 2001, as well as our line of credit with Silicon Valley Bank, under which $2.0 million was outstanding at June 30, 2001. The interest rates charged on our long-term debt obligations range from 6.0% to 10.5% per annum, and the obligations mature monthly and quarterly through December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

                Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding our ability to reverse our recent revenue declines, our ability to realize the expected benefits from our recent restructuring initiative, the effect of the recent sale of the CRM products of a major CRM developer on our business, our ability to attract and retain customers, our ability to adjust the mix of our services to meet the needs of the market, our ability to adapt to rapidly changing technologies in the CRM industry, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology consulting industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, our ability to protect and reuse our intellectual property, our ability to continue to list our stock on the Nasdaq National Market, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99 to our Annual Report on Form 10-K.   We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                Zamba held its Annual Meeting on May 17, 2001. Two proposals were presented at the Annual Meeting for voting by the stockholders:  (1) the election of directors; and (2) the approval of an increase in the authorized number of shares of common stock. The stockholders approved both proposals.

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
Michael H. Carrel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 29, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
10.01	Press release dated May 22, 2001 (Incorporated by reference to Exhibit 99 to Zamba’s Current Report on Form 8-K dated May 23, 2001)
10.02	Stock Purchase Agreement dated June 29, 2001, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.1 to Zamba’s Current Report on Form 8-K dated July 2, 2001)
10.03	Warrant to Purchase Shares of Common Stock issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 10.2 to Zamba’s Current Report on Form 8-K dated July 2, 2001)
10.04	Press release dated July 2, 2001 (Incorporated by reference to Exhibit 99 to Zamba’s Current Report on Form 8-K dated July 2, 2001)
10.05

Settlement and Release Agreement dated August 2, 2001, between  Zamba and Paul Edelhertz (Incorporated by reference to Exhibit 10.05 to Zamba’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.06

Amendment to Loan Document as of June 30, 2001, between  Zamba and Silicon Valley Bank (Incorporated by reference to Exhibit 10.06 to Zamba’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.07

Warrant to Purchase Stock dated August 2, 2001, between  Zamba and Silicon Valley Bank (Incorporated by reference to Exhibit 10.07 to Zamba’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.08

Fifth Amended and Restated Certificate of Incorporation of Zamba Corporation, dated August 3, 2001 (Incorporated by reference to Exhibit 10.08 to Zamba’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)