Form 10-K
period 2001-12-31
ZAMBA CORP
filed 2002-04-01
CIK 883741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s Telephone Number, Including Area Code: (952) 832-9800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $13,000,000 based on the closing sale price of the Registrant’s Common Stock as reported on the Nasdaq National Market on March 21, 2002.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2002, was 38,916,993 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on June 4, 2002, are incorporated by reference into Part III of this report.

PART I

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.   These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.   We do not assume any obligation to update any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including the factors set forth on Exhibit 99.01 to this Form 10-K.

Item 1.  Business.

Our Company

ZAMBA Corporation provides customer relationship management (“CRM”) consulting and systems integration services for large corporations and other organizations.  We were incorporated in Delaware in 1990 and conduct operations under the trade name “ZAMBA Solutions.”  We offer a comprehensive array of CRM solutions and offerings that help companies profitably acquire, retain, and grow customers by leveraging best practices and best-in-class technology across all customer processes, and by providing customer interactions across all touchpoints, or methods by which customers communicate with an organization.  We provide strategy and business process consulting, as well as customization and systems integration for software applications, which we call “packages,” that our clients purchase from third parties.  The end result of our work is the CRM “solution.”  These “solutions” include helping our clients to implement standard methods for interacting with their customers, by integrating multiple technology-based sales, marketing, and service channels, such as the Internet, telephone, fax, email, wireless, and direct.  Our clients hire us to assist them with strategic planning and development of technology-based tools, designed to allow collection and analysis of detailed information concerning their customers, and to help them meet their customers’ requirements.

Our solutions are driven by a comprehensive CRM Blueprint™, which provides a framework of interdependent processes and technologies for integrated, strategic CRM solutions.  Our specific solution offerings include:

•                  Strategy & Alignment — helps companies in the creation of a customer-centric vision that is in alignment with their business strategy.  It defines the processes of change management and enterprise transformation necessary for the successful execution of the strategy.  This offering results in the development of a business case and a comprehensive roadmap, detailing specific CRM solutions that will provide consistent and integrated customer experience models and business processes;

•                  Analytics & Marketing — helps organizations build a comprehensive repository of customer data, prepare that data for use through a variety of data analysis and data mining techniques, and then apply the insights developed to online and offline marketing activities, based on predictive models and real-time reactions to customer behaviors;

•                  Content & Commerce — advances brand awareness and enhances multiple touchpoints by enabling enterprises to market and sell directly to customers online through the efficient creation, management and delivery of personalized transactive content, products and services;

•                  Contact Center — helps companies engage their customers in a multi-channel customer interaction center that provides superior service and consistent experiences, as well as cross-sell and up-sell activities via live agents or automated interactions;

•                  Field Sales — allows organizations to shorten sales cycles and increase the probability of sales success through effective contact, lead, activity, opportunity, pipeline, account, commissions and territory management;

•                  Field Service — helps companies more efficiently provide customer service and support through the management of service requests, workforce scheduling, contracts, repair process tracking, service part usage, ordering and return, and defect tracking and reporting; and

•                  Enterprise Integration — enables the design and implementation of unified business processes and technology systems across the extended enterprise in order to link CRM applications to one another, as well as to other systems, including Enterprise Resource Planning (ERP), supply chain and legacy, thereby aligning organizational processes and functions to deliver value to customers.

Prior to 1998, we derived a substantial amount of our revenue from the sales of proprietary hardware and software that originally enabled data communication over specialized mobile radio (“SMR”) technology and, eventually, most types of wireless networks.  During 1996, we began a process to expand the services we could offer to our clients by becoming a systems integrator focused on wireless data communication and ceased production of our proprietary hardware.  We took these actions due to slower than expected market and related revenue growth in the proprietary hardware and software market.  During the second half of 1997 and throughout 1998, we broadened our sales focus to provide systems integration services for customer care including sales force automation, customer support, marketing, field service and field sales automation, and call centers. In September 1998, we completed our acquisition of the QuickSilver Group, Inc. (“QuickSilver”), a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and field sales.  This acquisition enabled us to expand our consulting and systems integration capabilities and geographic presence. In 1998, less than 4% of our revenue was derived from the sale of proprietary hardware and software, and in 1999 and later, less than 1% of our revenue was derived from the sale of proprietary hardware and software. For additional information regarding our acquisitions, see Note 5 to the consolidated financial statements included in Item 14 in this Annual Report on Form 10-K.

We now exclusively provide CRM services, helping clients to create a high-level customer management vision and align it with their business strategy, and then customizing CRM software packages developed by third party vendors to their needs.  We help our clients better anticipate, understand and respond to the needs of their current and potential customers.  Based on our CRM expertise and experience,  we have created solutions that we believe address each aspect of CRM.

We derive a portion of our revenue from sales outside the United States. In 2001, approximately 10% of our revenues were derived from a customer located in Canada.  In 1999 and 2000, less than 1% of our revenues were derived from the same customer.   Any long-lived assets located in foreign countries were immaterial for the past three fiscal years.

Industry Background

CRM is a business strategy used by businesses and governmental organizations to enhance their customers’ access to and experience with their enterprise through multiple channels of communication, including the Internet, telephone, and direct sales.  In addition, organizations implement CRM to increase their knowledge of their customers’ preferences and needs.

The ability to profitably attract, retain, service and expand customer relationships is critical to success in today’s highly competitive market.  As companies implement CRM tools and best practices to enhance their customer management abilities, they are realizing the importance of providing consistent, high quality customer experiences.  Because customers will no longer accept different treatments through different channels, companies must have an effective multi-channel approach for customer interactions.  However, integrating multiple channels with existing enterprise systems requires enterprise-wide strategic vision, business process management skills and technology expertise.  To meet this challenge, organizations are seeking assistance from third party CRM service providers.  However, in the past twelve to eighteen months, there has been a pronounced decline in customer spending for information technology consulting services, including CRM services.  There is no assurance that expenditures for information technology consulting services, including CRM services, will return to their former levels.

Clients

We primarily target large corporations. We have proven our CRM expertise by implementing solutions for over 300 clients since 1998. Best Buy, Nortel Networks, and Enbridge Services, each accounted for over 10% of our revenues in 2001. Best Buy was the only customer who accounted for more than 10% of our revenues in 2000.  No customer accounted for more than 10% of our revenues in 1999.

Relationships With Leading Technology Providers

In order to deliver best-in-class solutions, we have established alliances with some of the leading software companies and technology providers in the world. Some of the companies that we have worked with in the past year include Amdocs, Art Technology Group, Aspect Communications, E.piphany, Genesys, Informatica, Interwoven, Palm, PeopleSoft, Pivotal, Primus, and Siebel Systems.

At the present time, we do not have material contracts with any of these companies. However, some of these alliances are important to us for the referrals they may provide.  Currently, our most significant alliances in terms of revenue opportunities are Amdocs, Aspect, Siebel, and PeopleSoft.   We work closely with these companies’ sales organizations to pursue joint clients in need of CRM solutions. In many instances, these companies sell their CRM software packages to customers, and we provide customization and systems integration.  In other cases, our clients request that we assist in determining the most appropriate CRM packages to meet their needs.

Strategic Alliance With HCL Technologies

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we will work with HCL and HCL America to jointly pursue, facilitate, manage and maintain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, ZAMBA, HCL America and HCL.  In connection with the Strategic Alliance Agreement, HCL America purchased 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price of our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock.

Ownership in NextNet Wireless, Inc.

We also own approximately 33% of the equity in NextNet Wireless, Inc. (“NextNet”), a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman and a shareholder of NextNet.  Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Several of NextNet’s employees are former employees of ours, but we have no involvement with NextNet’s operations other than through our role as a shareholder and our common directors.  Our involvement with NextNet is that of a passive investor.

Competition

The CRM services integration market is highly competitive and served by numerous global, national, regional and local firms.  The market includes participants from a variety of market segments, including consulting and systems integration firms, contract programming companies, application software firms and their professional services groups, and teleservice and contact center outsourcers.

We believe that our primary competitors include:

•     Large systems integrators or management consulting firms (e.g., Accenture, PricewaterhouseCoopers, IBM, EDS)

•      CRM consulting companies (e.g., Akibia, Answerthink, E-Loyalty, Wheelhouse)

In addition to these external competitors, we also face competition from service organizations within potential client companies.  Some of our competitors, particularly large systems integrators, may have a pre-existing relationship with many of our potential customers, either through non-CRM services that they provide to such customers or, in the case of large management consulting firms, through audit or other non-audit services those management consulting firms provide to our current or potential clients.

We differ from nearly all of our competitors by our exclusive focus on CRM services, as evidenced through our end-to-end CRM Blueprint described above.  Our highly skilled consultants work closely with clients to implement industry best practices in CRM through technologies and business processes that drive business value.

In addition to facing a large number of potential competitors, many of our competitors also have certain advantages over us, including:

•      better name recognition;

•      a broader range of products and services;

•      greater sales, marketing, distribution and technical capabilities;

•      greater revenues and financial resources; and

•      established market positions.

We believe that the principal competitive factors in the systems integration industry include technical expertise, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value.  We also believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of our competitors’ responsiveness to customer needs.  We believe that technological changes, the decreased spending on information technology consulting services by many current and potential CRM clients, and industry consolidation or new entrants will continue to cause a rapid evolution in the competitive environment of the CRM industry.  At this time, it is difficult to predict the full scope and nature of this evolution.  Increased competition could result in price reductions, reduced margins on technology consulting services, and a further loss of revenue.  We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

People and Culture

People are the most important ingredient in our success, and we attempt to foster programs to make ZAMBA a fulfilling and rewarding place to work. Our goal of helping clients satisfy their customers’ needs profitably is achieved through the relationships our people build with our clients. As of December 31, 2001, we had 167 employees, mainly throughout North America. Of that total, 122 individuals were in the professional staff, 28 in administrative roles and 17 in business development.  During 2001, as a result of the restructuring of our business, we reduced the number of our employees significantly through involuntary workforce reductions.  Additional information concerning our restructuring in 2001 is contained in Item 7 of this report.

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

Our business includes the development of custom software applications in connection with specific client engagements.  Ownership of such software is generally assigned to our clients.  In addition, we also develop object-oriented software components that can be reused in software application development and certain foundation and application software products, or software tools, most of which remain our property.

Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future.

Item 2.  Properties.

Our headquarters consists of approximately 27,000 square feet located in a multi-story building in Minneapolis, Minnesota.  The facility is leased pursuant to an agreement that expires in December 2005. We also maintain leased offices totaling approximately 50,000 square feet for operations and sales functions in Campbell, California; Colorado Springs and Parker, Colorado; Boston, Massachusetts; Toronto, Canada and Chennai, India. These leases expire between April 2002 and June 2007.  In addition, we have leased space in St. Paul, Minnesota and Pleasanton, California, totaling approximately 25,000 square feet, which are not used in our current operations.  As described in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K, these facilities have been included in our restructuring provisions.

Approximately 4,000 square feet in Boston, Massachusetts is being subleased to another entity.  On February 14, 2002, we entered into an agreement to sublease the entire 6,000 square feet in our Pleasanton, California facility. Also, on February 20, 2002, we entered into an agreement to sublease the entire 28,000 square feet in our Campbell, California facility. Because of this sublease in Campbell, we intend on relocating nearby on a short-term lease with approximately 6,000 square feet of space. We continue to engage in subleasing initiatives to employ alternate uses for many of our existing facilities.   Additional information about our lease obligations are set forth in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that resolving these matters will not have a material adverse effect  on our business, financial condition and  results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters.

We were incorporated in Delaware in 1990 under the name Racotek, Inc.  Our common stock began trading on December 10, 1993, on the Nasdaq National Market under the symbol “RACO,” in connection with our initial public offering.  We changed our corporate name to Zamba Corporation on October 5, 1998, and, in conjunction with this name change, our common stock began trading on the Nasdaq National Market under the symbol “ZMBA.”

A summary of the range of high and low closing prices for our common stock for each quarterly period in the two most recent fiscal years, is presented below.  These prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

2000	High	Low
First Quarter	$20.13	$8.00
Second Quarter	9.13	4.81
Third Quarter	7.00	4.25
Fouth Quarter	4.81	1.63

2001
First Quarter	$4.00	$1.61
Second Quarter	1.99	0.77
Third Quarter	1.20	0.42
Fouth Quarter	0.62	0.34

We have never paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We intend to retain future earnings, if any, for the development of our business.

On March 14, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $0.44.  As of March 15, 2002, we had approximately 8,000 stockholders of record.

Item 6.  Selected Financial Data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31)

(In thousands, except per share data)

	2001	2000	1999	1998	1997
Net revenues	$33,302	$41,740	$29,030	$9,373	$5,097
Costs and expenses:
Project and personnel costs	20,036	20,549	15,225	4,513	4,546
Sales and marketing	5,824	5,791	2,695	2,187	4,237
General and adminsistrative	14,503	14,624	9,435	3,638	2,721
Restructuring charges and non-recurring items	2,188	753	—	—	—
Research and development	—	—	—	1,069	3,286
Amortization of intangibles	231	2,881	3,771	936	—
Loss from operations	(9,480)	(2,858)	(2,096)	(2,970)	(9,693)
Other income (expense), net	(49)	182	(10)	188	422
Net loss	$(9,529)	$(2,676)	$(2,106)	$(2,782)	$(9,271)
Net loss per share - basic and diluted	$(0.28)	$(0.08)	$(0.07)	$(0.10)	$(0.36)
Weighted average common shares outstanding - basic and diluted	33,568	31,572	30,628	26,792	25,932

CONSOLIDATED BALANCE SHEET DATA (as of December 31)

(In thousands)

	2001	2000	1999	1998	1997
Cash, cash equivalents and short-term investments	$1,326	$4,843	$7,973	$3,054	$5,414
Working capital	(289)	7,143	6,707	4,173	5,182
Total assets	7,668	16,513	16,511	14,383	7,533
Long-term debt, less current	194	469	816	1,333	—
Total stockholders’ equity	2,088	9,062	10,251	11,196	6,323

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Net revenues	$8,217	$9,715	$11,310	$12,498
Operating loss	(937)	(564)	(832)	(525)
Net loss	(885)	(524)	(802)	(465)
Net loss per share:
Basic	(0.03)	(0.02)	(0.03)	(0.01)
Diluted	(0.03)	(0.02)	(0.03)	(0.01)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenues	$11,810	$8,020	$7,669	$5,803
Operating loss	(1,112)	(5,267)	(924)	(2,177)
Net loss	(1,082)	(5,286)	(937)	(2,224)
Net loss per share:
Basic	(0.03)	(0.16)	(0.03)	(0.06)
Diluted	(0.03)	(0.16)	(0.03)	(0.06)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ZAMBA Corporation provides customer relationship management (“CRM”) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. CRM attempts to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, and to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created solutions that we believe address each aspect of CRM, including strategy, marketing and analytics, content and commerce, contact center, field sales, field service and enterprise integration.  We also own approximately 33% of the equity in NextNet Wireless, Inc., a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc. Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet Wireless, Inc.

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

Restructuring Charges and Non-recurring Items

In connection with our initiative to streamline our operations, we recorded a restructuring charge of $2.19 million in the second quarter of fiscal 2001, which represents approximately 7% of our revenues for the year ended December 31, 2001. This charge was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits), $1.173 million for facility closings and other leasehold termination costs, $87,000 arising out of a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.

We conducted this restructuring due to several factors, including the following: (1) the impact of the slowing economy on our business, as evidenced by the 20% decrease in our revenues during the year ended December 31, 2001, compared to the year ended December 31, 2000, and similar revenue decreases experienced by many other information technology consulting companies, and (2) our expectation that our revenue during fiscal 2001 would be less than the amount we had anticipated at the beginning of fiscal 2001. Because we had increased our staffing and facilities during the last half of 2000 and first quarter of 2001 in anticipation of growth, our reduced expectations required us to lower our ongoing costs, the largest of which are our payroll and facility expenses.

In order to reduce our payroll expenses, we reduced our headcount in the second quarter of fiscal 2001 by 89 employees, which represented approximately 28% of our total workforce.  Of these 89 employees, 62 employees (or approximately 70%) were billable consultants and 27 employees (or approximately 30%) were non-billable staff.  Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. We paid all $900,000 of the employee-related restructuring charge during the year ended December 31, 2001. We expect the headcount reductions to result in an annual savings of approximately $8.0 million, which we first realized starting in the third quarter of 2001.

The facilities portion of the restructuring charge includes new and additional lease termination costs and other expenses associated with our decision to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges, we paid $546,000 during the year ended December 31, 2001, and expect to pay the balance of approximately $627,000 between the first quarter of fiscal 2002 and the third quarter of fiscal 2002.

Although our revenues were lower than anticipated in fiscal 2001, because the number of our consultants and size of our facilities was designed to correlate with our expected revenues, the restructuring charges that we incurred in fiscal 2001 did not have a material adverse effect on our operations.  In fact, the restructuring charge reduced our cost structure for the second half of fiscal 2001 and into fiscal 2002.  We intend to continue our initiative to achieve more cost-efficient operations throughout fiscal 2002.  In addition, certain actions may not be completed, or full savings realized, until sometime in fiscal 2002.  Although we do not expect to incur additional restructuring charges, our restructuring initiative, or a continued slowing of the demand for information technology consulting services, could cause us to incur additional restructuring expenses in amounts that have not yet been determined.  Although the amount and timing of the cost savings that we expect to realize due to this restructuring is difficult to quantify, we currently anticipate that, in combination with other operational changes effectuated during the second quarter of fiscal 2001, we will realize cost savings of approximately $11.0 million during fiscal 2002. Because we attempted to correlate the number of consultants and facilities we retained with our expected revenues during the remainder of fiscal 2001, our workforce reductions in the second quarter of fiscal 2001 did not significantly affect our operations, except that we expect the restructuring charge to reduce our cost structure into fiscal 2002.

Restructuring activities through December 31, 2001, were as follows:

	Second Quarter 2001 Provision	2001 Utilized	Balance as of December 31, 2001
Restructuring Charge
Severance Payments to Employees	$777,000	$777,000	$—
Other Employee Related Costs	123,000	123,000	—
Facility Closings	1,106,000	546,000	560,000
Leasehold Termination Costs	67,000	—	67,000
Other	115,000	115,000	—
Totals	$2,188,000	$1,561,000	$627,000

Non-recurring charges of $753,000 were incurred in 2000. These items consist of severance expenses for recently departed senior management, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract. We had licensed a project management software product in August 1998, and were amortizing it over an estimated useful life of three years. We decided not to use the software in October 2000, and wrote off the remaining balance of $207,000 in the fourth quarter of 2000.

Additional Cost Savings Initiatives

In addition to the restructuring charges in the second quarter of 2001, as described above, we have taken other actions since the second quarter of fiscal 2001 to streamline our operations. The main cost savings from these actions are related to facilities and employees. In February 2002, we subleased our Pleasanton and Campbell, California facilities, which will result in an annual cost savings of $1.0 million. Also, our employee headcount has decreased by approximately 95 employees since our restructuring charges in the second quarter of 2001, to the present. This represents approximately 40% of the workforce that remained after the restructuring charge in the second quarter of 2001. Of these 95 employees, 65 employees (or approximately 70%) were billable consultants and 30 employees (or approximately 30%) were non-billable staff. Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. This is expected to result in annual cost savings of approximately $10.0 million.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Net Revenues

Net revenues decreased approximately 20% to $33.3 million in 2001 compared to $41.7 million in 2000. The decrease was due principally to a significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy. With the economic slowdown, many companies either delayed decisions on information technology consulting projects, or cancelled the projects altogether. Similar revenue decreases were experienced by many other information technology consulting companies. As a result, we experienced declines during 2001 in the utilization rate of our billable consultants, partially mitigated by our cost reduction activities during the year, from 67% in 2000, to 50% in 2001. We are also experiencing pricing competition. Although we averaged a rate of $183 per hour in 2001, as compared to $182 per hour in 2000, our average rates have declined significantly after peaking in the first quarter of 2001. Our average rates had increased throughout 2000. We expect our average rate to decrease in 2002.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. These costs represent the most significant expense we incur in providing service.  Project costs were $20.0 million, or 60% of net revenues, in 2001, compared to $20.5 million, or 49% of net revenues, in 2000.  The increase in the percentage of costs compared to net revenues was primarily from decreased revenues due to a significant reduction in demand for information technology consulting services. This increase in percentage of costs was driven primarily by a general slowdown in the economy, as described in the preceding paragraph.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $5.8 million, or 17% of net revenues in 2001, compared to $5.8 million, or 14% of net revenues, in 2000. Commission costs decreased by $270,000 in 2001 as compared to 2000 due to lower revenue, but this was offset by an increase in salaries paid due to hiring additional sales personnel. The increase as a percentage of revenue was primarily due to lower revenue than anticipated.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, facility costs, and finance, legal, human resources and administrative groups.    General and administrative expenses were $14.5 million, or 44% of net revenues, in 2001, compared to $14.6 million, or 35% of net revenues, in 2000.  The increase as a percentage of revenue was primarily due to revenue being much lower than anticipated in 2001. Although our total costs remained relatively consistent, there were many fluctuations in 2001 when compared to 2000. Office rent increased $500,000 in 2001 as compared to 2000 due to new and expanded facility leases in the second half of 2000, primarily in Campbell, California and Minneapolis, Minnesota. Equipment rent increased by $800,000 in 2001 as compared to 2000 due to leasing of furniture, computers and computer equipment, and upgraded phone systems. Much of this equipment was leased in the third and fourth quarters of 2000 and first quarter of 2001 as we were still hiring employees in anticipation of revenue growth. This expense was offset partially by a decrease in depreciation of $180,000 in 2001 as compared to 2000. Depreciation decreased since we are now leasing more equipment instead of purchasing the equipment.  Outside services costs increased by $600,000 in 2001 as compared to 2000, mainly due to recruiting fees paid for new hires. Travel and entertainment costs decreased by $700,000 in 2001 as compared to 2000, mainly due to cost-savings initiatives.  Bad debt expense decreased by $540,000 in 2001, as compared to 2000, mainly due to three dot-com customer write-offs in 2000.

Amortization of Intangibles

Amortization of intangibles was $231,000 in 2001 compared to $2.9 million in 2000.  The amortization is due to the acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  The Quicksilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts were amortized over economic useful lives of between two and four years.   All of the costs related to the QuickSilver acquisition have been fully amortized as of December 31, 2001.

Interest Income

Interest income was $139,000 in 2001 compared to $251,000 in 2000.  This decrease is primarily due to decreased cash and investment balances throughout 2001 compared to 2000.  Because our cash balance decreased throughout the year 2001, we expect interest income to decrease in 2002.

Interest Expense

Interest expense in 2001 was $188,000 compared to $69,000 in 2000.  This increase is due to establishing, and using a line of credit with Silicon Valley Bank in 2001. We expect interest expense to increase in 2002 due to borrowings on our line of credit facility as well as amortization of our issuance costs related to the credit facility. See “Liquidity and Capital Resources” below.

Income Taxes

We have incurred net operating losses since inception.  We are uncertain about whether we will have taxable earnings in the future, and we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2001, we had approximately $80.5 million of net operating loss carryforwards for both financial statement and federal income tax purposes that will begin to expire in 2005.  The use of these carryforwards in any one year is limited under Internal Revenue Code Section 382 because of significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Net Revenues

Net revenues increased 44% to $41.7 million in 2000 compared to $29.0 million in 1999. The increase was due principally to increased demand for CRM services, resulting in increases in the number of billable personnel, average size and number of client projects as well as the average billing rate on the projects.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. These costs represent the most significant expense we incur in providing service.  Project costs were $20.5 million, or 49% of net revenues, in 2000, compared to $15.2 million, or 52% of net revenues, in 1999.  The increase in project costs was primarily due to an increase in project personnel from 153 at December 31, 1999, to 214 at December 31, 2000.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $5.8 million, or 14% of net revenues, in 2000 compared to $2.7 million, or 9% of net revenues, in 1999. The dollar and percentage increases were primarily due to hiring more and higher paid personnel, and to a lesser extent, investments we made in a new brand identity.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $14.6 million, or 35% of net revenues, in 2000, compared to $9.4 million, or 33% of net revenues, in 1999.  The dollar and percentage increases were primarily due to investments we made in anticipation of business growth, which resulted in an increase in payroll and payroll-related expenses of $2.8 million based on the number of employees hired during 2000, an increase in occupancy costs of $960,000 related to significant expansion of our office space, and an increase of $530,000 in additional lease costs related to information technology infrastructure spending. We also incurred an $830,000 increase in write-offs of uncollectible accounts receivable. While we focus on doing business with large corporations, we do perform services for companies of various sizes. The primary reason for our increase in the write-off of uncollectible accounts was due to writing off $655,000 with three dot-com customers whose business declined subsequent to our initial engagement.

Amortization of Intangibles

Amortization of intangibles and non-cash compensation was $2.9 million in 2000 compared to $3.8 million in 1999.  The amortization is due to the acquisition of QuickSilver in September 1998.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts are being amortized over economic useful lives of between two and four years.  Approximately 97% of the costs related to the QuickSilver acquisition had been amortized as of December 31, 2000.

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

As of December 31, 2000, we had approximately $71.4 million of net operating loss carryforwards for both financial statement and federal income tax purposes that will begin to expire in 2005.  The use of these carryforwards in any one year is limited under Internal Revenue Code Section 382 because of significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks to these policies on our business, financial conditions and results of operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see Note 1 of our notes to the consolidated financial statements.  Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

•    Revenue Recognition;

•    Allowance for Doubtful Accounts; and

•    Investment in NextNet Wireless, Inc.

Revenue Recognition.  We derive our revenues from systems integration services and post-implementation support agreements.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting (based on the ratio of hours incurred to total estimated hours) in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenue pursuant to time and material contracts are recognized as the services are performed.  Customer support revenues are recognized ratably over the term of the underlying support agreements. All revenue is supported by binding contractual agreements with our customers.

Significant management judgments and estimates must be made and used in connection with the revenue recognized on fixed bid contracts in any accounting period.   Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage the projects properly within the planned periods of time or satisfy our obligations under the contracts, then our future consulting margins may be materially affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our financial condition and results of operations.

Deferred revenue is composed of amounts received or billed in advance of services to be performed.  Unbilled receivables represent amounts recognized on services performed in advance of billings in accordance with the terms of the contract.

Allowance for Doubtful Accounts.  The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets.  Specifically, we must make estimates of the collectability of our accounts receivable.  We determine the adequacy of our allowance for doubtful accounts by analyzing  historical write-offs, customer credit-worthiness, current economic trends and changes in our customer payment terms.  If we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.), we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received.  In addition, a general reserve is established for all customers based on a range of percentages applied to the remaining balance.  This percentage is based on our historical collection and write-off experience.  If circumstances change, our estimates of the recoverability of amounts due to us could be reduced materially.  Our accounts receivable balance was $1.6 million, net of allowance for doubtful accounts of $183,000, as of December 31, 2001.

Investment in NextNet Wireless, Inc.  On September 21, 1998, we transferred our “NextNet” wireless data technology to an entity now known as “NextNet Wireless, Inc.”  In exchange for this technology, we received an equity investment in NextNet Wireless, a newly incorporated privately held business.  We originally recorded this investment at $0 because of uncertainties surrounding the realizability of the investment.

We account for the investment in NextNet using the equity method of accounting due to having “significant influence” (usually defined as owning 20% or more of the outstanding voting stock) over NextNet operations.  Under the equity method, we would recognize the proportionate share of income and losses from NextNet operations.  Losses would be recognized until the investment is written down to $0.  Given that the original basis of the investment was $0, we have not recognized any of the losses by NextNet.  The investment in NextNet continues to be valued at $0 as of December 31, 2001.

If “significant influence” did not exist and NextNet did not have a “readily determinable fair value”, then Zamba would account for the investment in NextNet using the cost method of accounting (investment carried at the original cost basis).  If “significant influence” did not exist and NextNet had a “readily determinable fair value”, then Zamba would account for the investment in NextNet at the then fair value.

We do not have any obligations to provide future funding for this investment. As of December 31, 2001, we owned approximately one-third of NextNet.

Liquidity and Capital Resources

We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At December 31, 2001, we had approximately $1.3 million in cash and cash equivalents compared to $4.8 million at December 31, 2000.

Cash used in operating activities was $5.5 million for the year ended December 31, 2001, and resulted primarily from a net loss of  $9.5 million and a decrease in deferred revenue of $1.4 million, offset by a decrease in accounts receivable of $4.0 million, and a decrease in notes receivable of $1.3 million. Cash used in operating activities was $2.1 million for the year ended December 31, 2000 and resulted primarily from income before amortization and depreciation of  $1.2 million, increases in accounts payable of $510,000, provision for bad debts of $965,000 and deferred revenue of $717,000, but were offset by an increase in accounts receivable of $3.2 million, notes receivable of $2.0 million, and prepaid expenses and other assets of $590,000.

Cash used in investing activities was $703,000 for the year ended December 31, 2001, and resulted primarily from the purchase of property and equipment. Cash used in investing activities was $1.8 million for the year ended December 31, 2000, and resulted from the purchase of property and equipment of $1.4 million and the increase in notes receivable from related parties of $356,000.

Cash provided by financing activities was $2.7 million for the year ended December 31, 2001, and consisted primarily of proceeds from sale of common stock of $2.3 million and proceeds from the line of credit of $1.1 million, but was partially offset by $490,000 of payments of outstanding debt. Cash provided by financing activities was $770,000 for the year ended December 31, 2000 and consisted primarily of cash received from the sale of common stock upon the exercise of stock options, but was offset partially by payments of outstanding debt.

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  In the event of default on the covenants, Joseph B. Costello, our Chairman, has committed to provide funding to us in an amount up to $2.0 million, to cure such default.  A total of $1.0 million of Mr. Costello’s funding commitment has been provided to Zamba as of March 26, 2002.  This commitment expires on December 31, 2002.  We were in compliance with the covenants as of December 31, 2001.  As of December 31, 2001, $1.1 million was outstanding under the line of credit, which was the maximum eligible amount available to us under the credit facility as of that date.  This facility expires on December 31, 2002.

Future payments due under debt and lease obligations, excluding sublease income, are as follows (in thousands):

Year Ending December 31,	Bank Line Of Credit	Notes Payable	Non Cancelable Operating Leases	Total

2002	$1,100	$392	$4,060	$5,552
2003	—	194	3,635	3,829
2004	—	—	3,123	3,123
2005	—	—	2,639	2,639
2006	—	—	1,119	1,119
Later	—	—	528	528
Total	$1,100	$586	$15,104	$16,790

Future payments due Zamba for subleases are as follows (in thousands):

Year Ending December 31,	Sublease Amounts Due Zamba

2002	$1,025
2003	1,213
2004	1,042
2005	1,073
2006	1,106
Later	520
Total	$5,979

On January 31, 2002, Mr. Costello purchased 626,504 shares of our common stock from us in a private transaction, at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with the January 31, 2002, stock purchase, we issued Mr. Costello a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The shares were issued at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello.

On February 1, 2002, we sold 793,383 shares of our common stock at a purchase price of $0.479 per share to a group of seven individual investors in private transactions, for $380,000.  The purchase price is equal to 90% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.  In connection with this transaction, we also issued warrants to the individuals in this group that entitles them to purchase up to 396,691 shares of our common stock, at an exercise price of $0.599 per share.  These warrants may be exercised at any time through the close of business on February 1, 2007. The warrant exercise price represents 125% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we will work with HCL and HCL America to jointly pursue, facilitate, manage and maintain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, ZAMBA, HCL America and HCL.  In connection with the Strategic Alliance Agreement, HCL America purchased 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price of our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock.

On February 26, 2002, we entered into a Stock Purchase Agreement with Mr. Costello to sell to him certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) for $300,000.  In exchange, we will transfer to Mr. Costello that number of our Series A preferred shares that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon our sale of any shares of NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.

On March 25, 2002, we entered into a Stock Purchase Agreement with Mr. Costello to sell to him certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) for $400,000.  In exchange, we will transfer to Mr. Costello that number of our Series A preferred shares that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon our sale of any shares of NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.

We believe that our existing cash and cash equivalents at December 31, 2001, cash we have received subsequent to December 31, 2001, our secured revolving credit facility with Silicon Valley Bank, and the related funding commitment from Joseph B. Costello will be sufficient to meet our working capital and capital expenditure requirements through at least April 30, 2002.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or investments.

New Accounting Standards

In November 2001, the Financial Accounting Standards Board (FASB) issued Staff Announcement, Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense.  Currently, we classify these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement is effective for financial reporting periods beginning after December 15, 2001, and accordingly, we will implement this Staff Announcement on January 1, 2002.  When adopted, we will adjust revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification, when implemented in 2002, will have no effect on current or previously reported net income (loss) or earnings (loss) per share.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30), it retains the fundamental provisions of those Statements.  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  We are evaluating SFAS No. 144 to determine the impact on our financial condition and results of operations, but do not expect that they will have a material effect on our financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142, which for us will be January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142,  will not have a material effect on our financial statements.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measure those instruments at fair value. SFAS No. 133 is effective beginning on January 1, 2001. We implemented SFAS No. 133, as amended, in fiscal year 2001.  The implementation of SFAS No. 133 did not have an impact on our financial position, results of operations or cash flows for the year ended December 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $586,000 and our secured revolving credit facility of $1.1 million at December 31, 2001.  As discussed in Note 10 to the consolidated financial statements, the interest rate charged on our long-term debt obligations range from 8.5% to 10.0%, and the obligations mature monthly and quarterly through December 2003.  As discussed in Note 9 to our consolidated financial statements, the interest charged on our line of credit is the bank’s prime rate plus 2.0%. We do not invest in any derivative financial instruments. Excess cash is invested in short-term, low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material effect on our financial condition or results of operations.

Item 8.  Financial Statements and Supplemental Schedule.

The  Financial Statements, Supplemental Schedule and Independent Auditors’ Report thereon that follow this Annual Report on Form 10-K are incorporated herein by reference:

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information concerning our directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Election of Directors” in Item No. 1, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our definitive Proxy Statement (the “Proxy Statement”) to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2002, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is contained in the sections entitled “How are Directors Compensated?” in Item No. 1, “Executive Compensation” (except for the information set forth under the sub-caption “Report of the Compensation Committee”) and “Compensation Committee Interlocks and Insider Participation,” appearing in our Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is contained in the section entitled “Stock Ownership” appearing in our Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is contained in the section entitled “Certain Relationships and Related Transactions” appearing in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents Filed as Part of Form 10-K

(1)   Financial Statements

•      Consolidated Balance Sheets as of December 31, 2001 and 2000

•      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

•      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

•      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

•      Notes to Consolidated Financial Statements

•      Supplemental Schedule – Schedule II Valuation and Qualifying Accounts

•      Report of Independent Auditors

(2)   Financial Statement Schedules

•                  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted since they are either not required, not applicable, or the information is otherwise included, except for Schedule II, which is attached to the financial statements included in this Item 14.

(3)   Exhibits

3.01                           Registrant’s Fifth Amended and Restated Certificate of Incorporation, dated August 3, 2001 (Incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

3.02                           Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 14, 1994 (Filed as an Exhibit to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference).

3.03                           Registrant’s Bylaws, as amended (Filed as an Exhibit to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference).

4.01                           Form of specimen certificate for Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993).

4.02                           Rights Agreement dated September 12, 1994 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares (Incorporated by reference to Exhibit 4.02 to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994).

10.01*              Registrant’s 1989 Stock Option Plan, as amended, and related documents (Incorporated by reference to Exhibit 10.01 to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993).

10.02*              Registrant’s 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-K for the year ended December 31, 1997).**

10.03                     Registrant’s 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the year ended December 31, 1995).

10.04*              Registrant’s 1994 Officer’s Option Plan (Incorporated by reference to Exhibit 10.04 to the Registrant’s Form 10-K for the year ended December 31, 1994).

10.05*              1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 that was declared effective on October 22, 1998).

10.06*              Registrant’s 1998 Non-Officer Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 that was declared effective on October 22, 1998).

10.07*              Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993).

10.08*              Letter agreement by and between Registrant and Paul Edelhertz dated September 25, 1997 (Incorporated by reference to Exhibit 10.04 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).

10.09*              Change in Control Employment and Severance Agreement dated March 10, 1998, by and between Registrant and Paul Edelhertz (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 1997).

10.10                     Lease Agreement dated April 8, 1998, by and between the Registrant and EOP–New England Executive Park, L.L.C. for premises at 8 New England Executive Park, Burlington, Massachusetts 01893 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1998).

10.11                     Lease Agreement dated September 14, 1998, by and between the Registrant and Square 24 Associates (d.b.a. Square 24 Associates L.P.) for premises at 3875 Hopyard Road, Pleasanton, California 94588 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1998).

10.12*              Change of Control Agreement between the Registrant and Michael Carrel dated July 8, 1999 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1999).

10.13*              Change of Control Agreement between the Registrant and Ian Nemerov dated July 8, 1999 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1999).

10.14                     Agreement and Plan of Merger and Reorganization dated December 28, 1999 between the Registrant, ZCA Corp. and Camworks, Inc. (Incorporated by

reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on January 21, 2000).

10.15                     Lease dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.16                     Work Letter Agreement dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.17                     Agreement and Plan of Reorganization among ZAMBA Corporation, ZFA Corp., and Fusion Consulting, Inc. dated January 7, 2000 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2000).

10.18*            Amendment to Change of Control Agreement between the Registrant and Paul Edelhertz, dated May 5, 2000 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2000).

10.19                     Promissory Notes between Registrant and Tim Cameron dated February 9, 2000 and April 28, 2000 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2000).

10.20                     Promissory Note between Registrant and Paul Lundberg dated February 9, 2000 (Incorporated by reference to Exhibit 10.04 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2000).

10.21                     Lease Agreement dated May 5, 2000, between the Registrant and Harvard Property (Lake Calhoun), LP (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2000).

10.22                     Lease Agreement dated May 31, 2000, between the Registrant and EOP-New England Executive Park, LCC (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2000).

10.23*            Offer letter for Doug Holden (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000).

10.24*            Offer letter for Jeff McCall (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000).

10.25*            Offer letter for Manish Gupta (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000).

10.26*            Registrant’s 2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3(1) to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission on June 29, 2000).

10.27*            Registrant’s 1999 Non-Officer Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission that was declared effective on December 18, 2000).

10.28*            Registrant’s 2000 Non-Officer Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission that was declared effective on December 18, 2000).

10.29*            Promissory Note between Registrant and Paul Edelhertz dated December 26, 2000 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.30                     Loan and Security Agreement dated February 27, 2001, between the Registrant and Silicon Valley  Bank, Commercial Finance Division (Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.31                     Registration Rights Agreement dated February 27, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.32                     Warrant to Purchase Stock dated February 27, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.33*              Change in Control Employment and Severance Agreement dated March 5, 2001, between the Registrant and Manish Gupta (Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.34*              Change in Control Employment and Severance Agreement dated March 7, 2001, between the Registrant and Jeff McCall (Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.35*              Change in Control Employment and Severance Agreement dated March 8, 2001, between the Registrant and Doug Holden (Incorporated by reference toExhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.36*              Promissory Note between Registrant and Paul Lundberg dated May 12, 2000 (Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.37*              Letter Agreement between the Registrant and Richard De Francisco dated March 6, 2001 (Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.38                     Stock Purchase Agreement dated June 29, 2001, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001).

10.39*              Warrant to Purchase Shares of Common Stock issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2001).

10.40*              Settlement and Release Agreement dated August 2, 2001, between the Registrant and Paul Edelhertz (Incorporated by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.41                     Amendment to Loan Document as of June 30, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.06 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.42                     Warrant to Purchase Stock dated August 2, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.07 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.43                     Fifth Amended and Restated Certificate of Incorporation of Zamba Corporation, dated August 3, 2001 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.44                     Amendment to Loan Document as of December 31, 2001, between Registrant and Silicon Valley Bank.

10.45                     Warrant to Purchase Stock dated December 31, 2001, between the Registrant and Silicon Valley Bank.

10.46                     Registration Rights Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.

10.47                     Stock Purchase Agreement dated January 31, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.48                     Warrant to Purchase Common Stock dated January 31, 2002, issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.49                     Form of Stock Purchase Agreement dated February 1, 2002 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.50                     Form of Warrant to Purchase Common Stock dated February 1, 2002 (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.51                     Third Amendment Lease dated February 6, 2002, between Zamba Corporation and Square 24 Associates.

10.52                     Sublease Consent and Agreement dated February 7, 2002, between Zamba Corporation, Square 24 Associates and Park Place Associates.

10.53                   Sublease Agreement dated January 9, 2002, between Zamba Corporation and Park Place Capital Corporation.

10.54                     Sublease Agreement dated February 19, 2002, between Zamba Corporation and Purlight LLC.

10.55                     Strategic Alliance Agreement  between Zamba Corporation, HCL Technologies America, Inc. and HCL Technologies Limited, India, dated February 22, 2002 (Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.56                     Stock Purchase Agreement dated February 21, 2002, between Zamba Corporation and HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.57                     Warrant to Purchase Common Stock dated February 21, 2002, issued by Zamba Corporation to HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.58                     Stock Purchase Agreement dated February 26, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.59                     Stock Purchase Agreement dated March 25, 2002, between Zamba Corporation and Joseph B. Costello.

10.60                     Amendment No. 1 to the Stock Purchase Agreement dated February 26, 2002, dated March 25, 2002, between Zamba Corporation and Joseph B. Costello.

23.01                     Consent of KPMG  LLP.

24.01                     Power of Attorney (included on signature page to this report).

99.01                     Cautionary Statement Regarding Forward-Looking Statements.

*                                         Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)  Reports on Form 8-K

On March 14, 2002, we filed a report on Form 8-K to report the following:

On January 31, 2002, Mr. Costello purchased 626,504 shares of our common stock from us in a private transaction at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with the January 31, 2002 stock purchase, we issued Mr. Costello a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The shares were issued at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello.

On February 1, 2002, we sold 793,383 shares of our common stock at a purchase price of $0.479 per share to a group of seven individual investors in private transactions for $380,000.  The purchase price is equal to 90% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.  In connection with this transaction, we also issued warrants to the individuals in this group that entitles them to purchase up to 396,691 shares of our common stock, at an exercise price of $0.599 per share.  These warrants may be exercised at any time through the close of business on February 1, 2007.  The warrant exercise price represents 125% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we will work with HCL and HCL America to jointly pursue, facilitate, manage and maintain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, ZAMBA, HCL America and HCL.  In connection with the Strategic Alliance Agreement, HCL America purchased 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price for our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock.

On February 26, 2002, we entered into a Stock Purchase Agreement with Mr. Costello to sell to him certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) for $300,000.  In exchange, we will transfer to Mr. Costello that number of our Series A preferred shares that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon our sale of any shares of

NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.

(c)  Exhibits

See Item 14 (a) (3).

(d)  Financial Statement Schedules

See Item 14(a)(2).

Independent Auditors’ Report

The Board of Directors and Stockholders of

ZAMBA Corporation:

We have audited the consolidated financial statements of ZAMBA Corporation and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAMBA Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations in the year ended December 31, 2001.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Minneapolis, Minnesota
January 23, 2002, except as to note 4, which is as of February 21, 2002 and notes 2 and 17, which are as of March 26, 2002

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,326	$4,843
Accounts receivable, net	1,556	5,858
Unbilled receivables	608	426
Notes receivable	560	1,979
Notes receivable – related parties	310	359
Prepaid expenses and other current assets	737	660

Total current assets	5,097	14,125

Property and equipment, net	1,799	1,650
Restricted cash	471	264
Intangible assets, net	—	231
Other assets	301	243

Total assets	$7,668	$16,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,100	$—
Current installments of long-term debt	392	607
Accounts payable	1,059	1,589
Accrued expenses	2,734	3,306
Deferred revenue	101	1,480

Total current liabilities	5,386	6,982

Long-term debt, less current installments	194	469

Commitments (Note 4)

Total liabilities	5,580	7,451

Stockholders’ equity :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 35,007,063 and 32,164,259 issued and outstanding at December 31, 2001 and 2000, respectively	350	322
Additional paid-in capital	84,403	81,876
Note receivable from director	(500)	(500)
Accumulated deficit	(82,165)	(72,636)

Total stockholders’ equity	2,088	9,062

Total liabilities and stockholders’ equity	$7,668	$16,513

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands, except share and per share data)
Net revenues	$33,302	$41,740	$29,030

Costs and expenses:
Project and personnel costs	20,036	20,549	15,225
Sales and marketing	5,824	5,791	2,695
General and administrative	14,503	14,624	9,435
Restructuring charges and non-recurring items	2,188	753	—
Amortization of intangibles	231	2,881	3,771

Loss from operations	(9,480)	(2,858)	(2,096)

Other income (expense):	139	251	97
Interest income	(188)	(69)	(107)
Interest expense	(49)	182	(10)

Net loss	$(9,529)	$(2,676)	$(2,106)

Net loss per share – basic and diluted	$(0.28)	$(0.08)	$(0.07)

Weighted average common shares outstanding	33,567,564	31,571,549	30,627,756

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,529)	$(2,676)	$(2,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	987	3,916	4,613
Loss on disposal of fixed assets	18	63	—
Provision for bad debts	423	965	83
Non-cash stock compensation	—	—	325
Changes in operating assets and liabilities:
Accounts receivable	4,027	(3,164)	(1,377)
Unbilled receivables	(182)	(152)	35
Notes receivable	1,276	(1,979)	—
Prepaid expenses and other assets	(75)	(590)	54
Accounts payable	(530)	510	821
Accrued expenses	(571)	277	2,169
Deferred revenue	(1,379)	717	336
Net cash provided by (used in) operating activities	(5,535)	(2,113)	4,953

Cash flows from investing activities:
Purchase of property and equipment	(748)	(1,433)	(636)
Notes receivable – related parties	45	(356)	—
Other	—	—	(68)
Net cash used in investing activities	(703)	(1,789)	(704)

Cash flows from financing activities:
Proceeds from line of credit, net	1,100	—	—
Proceeds from exercises of options and warrants	57	984	729
Proceeds from sale of common stock	2,261	255	—
Proceeds from debt	—	113	240
Payments on debt	(490)	(426)	(382)
Changes in restricted cash	(207)	(154)	100
Dividends	—	—	(17)
Net cash provided by financing activities	2,721	772	670

Net increase (decrease) in cash and cash equivalents	(3,517)	(3,130)	4,919
Cash and cash equivalents, beginning of period	4,843	7,973	3,054
Cash and cash equivalents, end of period	$1,326	$4,843	$7,973

Supplemental Schedule of Disclosures of Cash Flow Information:

Cash paid during the period for interest	$185	$149	$36

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999

	Common Stock		Additional Paid-In Capital	Note Receivable From Director	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value

	(In thousands, except share data)
Balances at December 31, 1998	30,094,204	$301	$78,748	$—	$(67,854)	$11,195

Exercise of stock options	497,520	4	725	—	—	729

Exercise of warrants	461,183	5	(5)	—	—	—

Non-cash compensation	—	—	325	—	—	325

Conversion of note to common stock	56,611	1	107	—	—	108

Net loss	—	—	—	—	(2,106)	(2,106)
Balances at December 31, 1999	31,109,518	311	79,900	—	(69,960)	10,251

Exercise of stock options	962,543	10	1,474	—	—	1,484

Note receivable from director	—	—	—	(500)	—	(500)

Issuance of common stock	92,198	1	254	—	—	255

Amortization of Non-cash compensation	—	—	248	—	—	248

Net loss	—	—	—	—	(2,676)	(2,676)
Balances at December 31, 2000	32,164,259	322	81,876	(500)	(72,636)	9,062

Exercise of stock options	186,425	2	55	—	—	57

Issuance of common stock	2,656,379	26	2,235	—	—	2,261

Amortization of Non-cash compensation	—	—	237	—	—	237

Net loss	—	—	—	—	(9,529)	(9,529)

Balances at December 31, 2001	35,007,063	$350	$84,403	$(500)	$(82,165)	$2,088

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

ZAMBA Corporation provides comprehensive Customer Relationship Management (CRM) consulting and systems integration services for large corporations and other organizations.  We help our clients increase customer loyalty and sales by improving those areas within their business that impact their customers.  We derive substantially all of our revenues from professional services.  Prior to October 1998, we were known as Racotek, Inc.

Basis of Reporting:

Our fiscal year-end is December 31.  The accompanying consolidated financial statements include the accounts of Camworks, Inc., which was acquired December 29, 1999, and Fusion Consulting, Inc., which was acquired January 7, 2000.  The Camworks and Fusion transactions were accounted for by the pooling-of-interests method of accounting.  All intercompany accounts and balances have been eliminated in consolidation.

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

Revenue Recognition:

We derive our revenues from systems integration services and post-implementation support agreements.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting (based on the ratio of hours incurred to total estimated hours) in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”. These contracts are considered substantially complete upon customer acceptance. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenue pursuant to time and materials contracts are recognized as the services are performed.  Customer support revenues are recognized ratably over the term of the underlying support agreements.

Deferred revenue is comprised of amounts received or billed in advance of services to be performed.  Unbilled revenue represents amounts recognized on services performed in advance of billings in accordance with the terms of the contract.

Property and Equipment:

Property and equipment are stated at cost.  Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which range from two to seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term (five to seven years).  The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts and the resulting gain or loss is included in operations.

Intangible Assets:

Intangible assets are amortized over the economic useful lives of between two and five years.  Our remaining intangible assets are $0 as of December 31, 2001.

Income Taxes:

We utilize the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

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

Net Loss Per Share:

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  A total of 5,045, 2,730,584 and 2,851,249 assumed conversion shares for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the net loss per share computation as their effect is anti-dilutive.  Common stock options could potentially dilute basic earnings per share in future periods if we generate net income.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards:

In November 2001, the Financial Accounting Standards Board (FASB) issued Staff Announcement, Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This Staff Announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense.  Currently, we classify these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement is effective for financial reporting periods beginning after December 15, 2001, and accordingly, we will implement this Staff Announcement on January 1, 2002.  When adopted, we will adjust revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification, when implemented in 2002, will have no effect on current or previously reported net income (loss) or earnings (loss) per share.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30), it retains the fundamental provisions of those Statements.  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  We are evaluating SFAS No. 144 to determine the impact on our financial condition and results of operations, but do not expect that they will have a material effect on our financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142, which for us will be January 1, 2002.  The adoption of SFAS No. 141 and SFAS No. 142 will not have a material effect on our financial statements.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, and measure those instruments at fair value. SFAS No. 133 is effective beginning on January 1, 2001. We implemented SFAS No. 133, as amended, in fiscal year 2001.  The implementation of SFAS No. 133 did not have an impact on our financial position, results of operations or cash flows for the year ended December 31, 2001.

2.             LIQUIDITY AND GOING CONCERN MATTERS:

We incurred significant losses and negative cash flows from operations during the year ended December 31, 2001, and continued to incur losses in the first two months of fiscal 2002.  Therefore, since December 31, 2001, we have raised $2,380,000 in additional funding as described below.  As of February 28, 2002 (our most recent monthly reporting period to the bank), we were in compliance with the covenants for our line of credit with Silicon Valley Bank, but our ability to continue as a going concern depends upon our ability to continue to access our line of credit facility, obtain additional funding, and achieve sustained profitability.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

We have raised $2,380,000 in additional funding through March 26, 2002 to fund our working capital needs.  Joseph B. Costello, our Chairman, has committed to provide funding to us in an amount up to $2.0 million to cure any default on our covenants under the Silicon Valley Bank credit facility.  To date, Mr. Costello has provided $1.0 million under his commitment, including $300,000 for the purchase of shares of our common stock and $700,000 for the purchase of certain Series A preferred shares that we own in NextNet Wireless, Inc. (“NextNet”).  These transactions are described below.  Mr. Costello paid us $300,000 on January 31, 2002, in connection with a private purchase of 626,504 shares of our common stock at a purchase price of $0.479 per share. In connection with the January 31, 2002 stock purchase, we also issued Mr. Costello a warrant to purchase up to 313,252 shares of our common stock at a purchase price of $0.599 per share, which represents 125% of the per share price for the common stock purchased by Mr. Costello.  Mr. Costello also paid us $300,000 on February 26, 2002, in connection with the purchase of that number of our Series A preferred shares in NextNet that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon our sale of any shares of NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.  Mr. Costello also paid us $400,000 on March 25, 2002, in connection with a similar transaction for certain of our shares in NextNet.  Mr. Costello’s remaining total commitment still available to us is $1.0 million.

We received another $380,000 on February 1, 2002, from a group of seven individual investors in private transactions, in exchange for an aggregate of 793,383 shares of our common stock at a purchase price of $0.479 per share.  We also issued warrants to these private investors entitling them to purchase up to an aggregate of 396,691 shares of our common stock at a purchase price of $0.599 per share, which represents 125% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.

We also received $1,000,000 from HCL Technologies America, Inc. (“HCL America”) on March 5, 2002, in connection with a Strategic Alliance Agreement we entered into on February 22, 2002 with HCL America and its parent company, HCL Technologies Limited, India (“HCL”).  In exchange for its funding, we provided HCL America with 2,460,025 shares of our common stock at a purchase price of $0.407 per share, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock at a purchase price of $0.61 per share.  The shares were issued at the average closing bid price of our common stock for the twenty days prior to the date of the agreement, and the warrant exercise price is equal to 150% of the per share price for the common stock purchased by HCL America.

In order to reduce our operating losses, we continue to reduce our overall cost structure.   In addition to the restructuring charges in the second quarter of 2001 (see Note 8), we have taken other actions subsequently to streamline our operations. Our largest cost savings are related to facilities and employees.  In February 2002, we reduced our ongoing facilities expenses by subleasing our Pleasanton and Campbell, California, facilities, in two separate transactions, which will result in an aggregate annual savings of approximately $1.0 million.  In addition, since the restructuring, our employee headcount has decreased approximately by an additional 95 employees, or approximately 40% of our workforce.  When compared to the costs we projected for our business after we completed the restructuring, these additional headcount reductions will result in additional annual cost savings of approximately $10.0 million.

We are currently exploring alternatives to meet our future liquidity requirements and are making payments to significant creditors as cash flow allows.  We are in ongoing contact with certain of these creditors regarding our slowness in payments, and we are attempting to resolve issues regarding late payment or no-payment. However, there can be no assurance that we will be able to resolve these matters satisfactorily, and if we are unable to do so, we could be subject to litigation that could have a material adverse effect on our business, financial condition, and results of operation.

We believe that our existing cash and cash equivalents at December 31, 2001, cash we have received subsequent to December 31, 2001, our secured revolving credit facility with Silicon Valley Bank, and the related funding commitment from Joseph B. Costello will be sufficient to meet our working capital and capital expenditure requirements through at least April 30, 2002.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or investments.

3.             SELECTED BALANCE SHEET INFORMATION:

	December 31,
	2001	2000
	(in thousands)
Accounts Receivable, Net:
Accounts receivable	$1,739	$6,287
Less allowance for doubtful accounts	(183)	(429)
Total, net	$1,556	$5,858

Property and Equipment, Net:
Computer equipment	$1,695	$1,406
Furniture and equipment	614	694
Leasehold improvements	1,189	931
Total	3,498	3,031
Less accumulated depreciation and amortization	(1,699)	(1,381)
Total, net	$1,799	$1,650

Accrued Expenses:
Payroll related	$242	$720
Vacation	672	841
Restructuring costs	627	—
Interest payable	17	15
Professional fees	325	192
Subcontractor fees	4	154
Other	847	1,384
Total	$2,734	$3,306

4.             LEASE COMMITMENTS:

We maintain our corporate headquarters in Minneapolis, Minnesota and operating offices in Campbell, California; Burlington, Massachusetts; Colorado Springs and Parker, Colorado; Toronto, Canada and Chennai, India under terms of non-cancelable operating leases, which expire between April 2002 and June 2007.  These leases require us to pay a pro rata share of the lessor’s operating costs.  We also have leases for facilities that have been closed in St. Paul, Minnesota and Pleasanton, California, as described further in Note 8. In addition to the office space leases, we also have non-cancelable operating leases for furniture and equipment.

One of the leases requires us to maintain a restricted cash balance as security for our obligations under the lease.  The remaining leases require us to provide security deposits as part of the lease agreement.  Total rental expense, including a pro rata share of the lessor’s operating costs, were $3,546,144, $2,247,000, and $971,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease payments for office space and equipment under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
(in thousands)
2002	$4,060
2003	3,635
2004	3,123
2005	2,639
2006	1,119
Later	528
Total	$15,104

We are subleasing some of our office space commitments described above. On February 14, 2002, we entered into an agreement to sublease our space in Pleasanton, California. On February 20, 2002, we entered into an agreement to sublease our space in Campbell, California. This sublease will require us to take a one-time charge of approximately $1,300,000 in the first quarter of fiscal 2002. These subleases expire from May 2003 through June 2007. Annual minimum lease payments due to Zamba on these subleases are as follows (in thousands):

Year Ending December 31,	Minimum Sublease Payments Due
2002	$1,025
2003	1,213
2004	1,042
2005	1,073
2006	1,106
Later	520
Total	$5,979

5.             ACQUISITIONS:

Fusion Consulting, Inc.

On January 7, 2000, we acquired Fusion Consulting, Inc. (“Fusion”), a front office package solutions provider based in Colorado Springs, Colorado.  An aggregate of 80,001 shares of our common stock was issued in exchange for all of the outstanding common stock of Fusion. The transaction was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been restated to include the financial position, results of operations and cash flows of Fusion for all periods presented.  Merger-related expenses of approximately $60,000 were included in general and administrative expenses in 2000.

Camworks, Inc.

On December 29, 1999, we acquired Camworks, Inc. (“Camworks”), an e-business solutions provider based in St. Paul, Minnesota.  An aggregate of 1,000,000 shares of our common stock was issued in exchange for all of the outstanding common stock of Camworks. This transaction was accounted for as a pooling-of-interests transaction, and accordingly, the accompanying financial statements have been restated to include the financial position, results of operations and cash flows of Camworks for all periods presented.  Merger-related expenses of approximately $90,000 were included in general and administrative expenses in 1999.

6.             NOTE RECEIVABLE:

Between September 29, 2000 and December 6, 2000, we entered into several interest-bearing promissory notes with Lifescape, LLC.  The principal amount of these notes totaled approximately $1,680,000, and each note carried an interest rate of 12.0% per annum.  As of December 31, 2001, the four scheduled monthly installments totaling $1,120,000 have been received and the final two installments of $560,000 remain outstanding.

7.             NOTES RECEIVABLE – RELATED PARTIES:

Notes receivable – related parties include amounts due from two employees. These notes are due through June 2002, with interest at 9.0%.

8.             RESTRUCTURING CHARGES AND NON-RECURRING ITEMS:

Due to a decrease in demand for information technology consulting services, we undertook an initiative to streamline our operations during the second quarter of fiscal 2001.  This restructuring initiative included a reduction in our workforce and the consolidation of certain unproductive or duplicative facilities.  In connection with our restructuring initiative, we incurred a restructuring charge of $2.19 million in the second quarter of fiscal 2001.  This charge was composed of $777,000 for severance payments, $123,000 for other employee-related costs, such as continued medical benefits, $1.173 million for facility closings and other leasehold termination costs, $87,000 arising out of a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.

In connection with the restructuring, we reduced our employee headcount by 89 employees, which represents approximately 28% of our workforce.  Of these 89 employees, 62 employees (or approximately 70%) were billable consultants and 27 employees (or approximately 30%) were non-billable staff. All costs related to employees had been paid out by the end of fiscal 2001.  The facilities charges were due to office closures in Pleasanton and Carlsbad, California, and St. Paul, Minnesota. As of December 31, 2001, $627,000 in facilities-related costs remained. We also wrote off approximately $28,000 in furniture and fixtures.

Restructuring activities through December 31, 2001, were as follows:

	Second Quarter 2001 Provision	2001 Utilized	Balance as of December 31, 2001
Restructuring Charge
Severance Payments to Employees	$777,000	$777,000	$—
Other Employee Related Costs	123,000	123,000	—
Facility Closings	1,106,000	546,000	560,000
Leasehold Termination Costs	67,000	—	67,000
Other Employee Related Costs	115,000	115,000	—
Totals	$2,188,000	$1,561,000	$627,000

Non-recurring charges of $753,000 were recorded in 2000. The items consist of severance expenses for recently departed senior management, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract. At December 31, 2001, $52,000 of this amount is included in accounts payable and $52,000 is included in current maturities of long-term debt and is due in October 2002.

9.             LINE OF CREDIT:

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank of up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  In the event of default on the covenants, Joseph B. Costello, our Chairman, has committed to provide funding to us in an amount up to $2.0 million, to cure such default.  This commitment expires on December 31, 2002.  We were in compliance with the covenants as of December 31, 2001.  As of December 31, 2001, $1.1 million was outstanding under the line of credit.  This facility expires on December 31, 2002.  See Note 2 for further discussion.

10.          NOTES PAYABLE:

As part of the 1998 acquisition of QuickSilver, we issued $2.16 million in promissory notes payable.  Interest on the notes is computed at 7% of the outstanding balance and is due quarterly on the final day of each quarter, commencing December 31, 1999, and ending December 31, 2003.  Principal payments are due quarterly on the last day of each quarter in 16 equal installments, commencing December 31, 1999.  Holders may request to convert their notes to our common stock.  Conversion is computed at fair market value, and is at the sole and absolute discretion of our Board of Directors. No notes were converted to common stock during 2001 and 2000. During 1999, $104,000 of the principal value of the notes and $4,000 of accrued interest payable related to such notes were converted into 46,119 shares of our common stock.

As part of the acquisitions of QuickSilver and Camworks, we also acquired debt related to loan obligations.  Loan payments are made monthly and consist of principal and interest, which is computed at rates ranging between 8.5% and 10.0%.  Of these obligations, $13,000 is payable in 2002.

In September 1998, we purchased software and support for $413,000.  The remaining $52,000 of this obligation is due in October 2002.

Aggregate annual maturities of notes payable, subsequent to December 31, 2001, are as follows:

Year Ending December 31	Payments on Notes
(in thousands)
2002	$392
2003	194

Cash paid for interest charges was $185,000, $149,000 and $36,000 in 2001, 2000 and 1999, respectively.

11.          NEXTNET:

On September 21, 1998, we transferred our “NextNet” wireless data technology to an entity now known as NextNet Wireless, Inc. We have an investment in NextNet Wireless, which is carried at $0 because of uncertainty surrounding the realizability of the investment. We do not have any obligations to provide funding for this investment. As of December 31, 2001 and 2000, we owned approximately one-third of NextNet.

12.          STOCKHOLDERS’ EQUITY:

Our stock incentive and non-qualified option plans provide for grants of stock options and stock awards.  The number of common shares available for grant pursuant to the plans was 3,508,045, 2,948,590, and 1,763,406, as of December 31, 2001, 2000 and 1999, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

The following table details option activity:

	Options	Price Per Option			Weighted Average Exercise Price

Balances, December 31, 1998	6,278,199	$0.2000	—	$12.6250	$1.83

Granted	3,283,950	1.5630	—	11.2970	3.06
Exercised	(497,520)	0.2900	—	3.7500	1.47
Canceled	(1,283,484)	0.4200	—	5.0000	1.87
Balances, December 31, 1999	7,781,145	0.2000	—	12.6250	2.44

Granted	6,381,391	2.5312	—	20.1250	5.21
Exercised	(962,543)	0.2000	—	2.6875	1.50
Canceled	(1,516,124)	0.4200	—	20.1250	6.82
Balances, December 31, 2000	11,683,869	0.2000	—	20.1250	3.50

Granted	2,781,147	0.3400	—	3.7500	1.55
Exercised	(186,425)	0.2000	—	2.1250	0.30
Canceled	(3,390,477)	0.9900	—	20.1250	3.73
Balances, December 31, 2001	10,888,114	0.3400	—	20.1250	2.90

Options exercisable at December 31, 2001	5,670,588	$0.4200	—	$20.1250	$2.85

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2001, 2000, and 1999, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

		2001	2000	1999
		(In thousands, except per share amounts)
Net loss	As reported	$(9,529)	$(2,676)	$(2,106)
	Pro forma	(19,131)	(9,004)	(4,644)
Net loss per share –	As reported	(.28)	(.08)	(.07)
Basic and diluted	Pro forma	(.57)	(.29)	(.15)

The aggregate fair value of options granted during 2001, 2000, and 1999, respectively, was $150,000 , $8.37 million, and $3.35 million for the 1993 Equity Incentive Plan, $69,000, $1.90 million, and $163,000 for the 1993 Directors Option Plan,  $0, $1.85 million, and $3.10 million for the 1998 Non-Officer Option Plan, $0, $5.04 million, and $2.58 million for the 1999 Non-Officer Plan, $446,000, $6.51 million, and $0 for the 2000 Non-Officer Plan, and $2.76 million, $5.71 million, and $0 for the 2000 Non-Qualified Option Plan.  No options were granted in 2001, 2000, and 1999 for the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc.  The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

Assumptions	2001	2000	1999
Risk-free interest rates	3.96%–5.13%	5.52%–6.76%	4.59%–6.30%
Volatility	115%	133%	112%
Expected lives (months)	60	60	60

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
$0.34 – 0.99	456,991	8.46	$0.73	116,991	$0.66
1.00 – 1.94	3,322,247	8.25	1.57	1,822,464	1.60
2.00 – 3.88	5,403,109	7.22	2.83	2,846,027	2.58
4.00 – 5.97	1,236,038	8.16	4.86	653,240	4.86
6.00 – 20.13	469,729	8.12	9.92	231,866	10.96

Stock-Based Compensation:

We have non-cash compensation charges, including expenses associated with Camworks stock granted to Camworks employees prior to the merger under pre-existing change of control provisions within their employment agreements.  These stock grants represented a one-time charge to 1999 earnings of $325,000.  We also granted 213,000 stock options to non-shareholder employees of Camworks and Fusion following our acquisition of these companies.  The options were granted with an exercise price less than fair market value as an incentive to employees to continue employment with us.  Non-cash compensation charges were $237,000, $248,000, and $0 for the years ended December 31, 2001, 2000, and 1999.  The remaining deferred compensation related to these options is $175,000, and will be recognized over a four-year vesting period, based upon the intrinsic value method in accordance with APB No. 25.

Preferred Stock:

Our Fifth Amended and Restated Certificate of Incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 per share and allows our Board of Directors, without obtaining stockholder approval, to issue such preferred stock.  In October 1998, 1.0 million shares of preferred stock were purchased by our then-chairman for $2.00 per share.  These shares converted by their terms to common stock on December 29, 1998.  There were no preferred shares issued or outstanding as of December 31, 2001, 2000, or 1999.

Warrants:

On June 29, 2001, we sold 2,352,942 shares of our common stock at the average closing bid price of our common stock on the Nasdaq Stock Market for the five trading days prior to the date of issuance, to Joseph B. Costello, our current Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:
Risk-free interest rate	4.69%
Volatility	111%
Expected life (months)	48

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank that allows us to borrow up to a maximum of $5.0 million based on our eligible accounts receivable.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  In connection with the establishment of the credit facility, we issued a warrant to purchase 35,000 shares at an exercise price of

$2.80 per share to Silicon Valley Bank.  The fair value of the warrant issued upon establishment of the credit facility was $62,000.  As part of the August 2, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 35,000 shares of our common stock at an exercise price of $0.86 per share.  The fair value of the warrant issued upon the August 2001 amendment is $23,000.  As part of the December 31, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 20,000 shares of common stock at an exercise price of $0.51 per share.  The fair value of the warrant issued upon the December 2001 amendment is $10,000.  The exercise price for each warrant was established by averaging the closing price of our common stock for the five trading days prior to the date of issuance, and each warrant expires five years from the date of issuance.  The remaining fair value of the warrants is being charged to interest expense over the life of the credit facility, which expires on December 31, 2002.  The aggregate fair value for the compensation cost for the warrants granted in connection with the February 27, 2001 establishment of the credit facility and the August 2, 2001 and December 31, 2001 amendments were calculated by using the fair value of the warrant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	February 27, 2001 Warrant	August 2, 2001 Warrant	December 31, 2001 Warrant

Risk-free interest rate	4.80%	4.54%	4.42%
Volatility	83%	102%	107%
Expected life (months)	48	60	60

In connection with our acquisition of QuickSilver, warrants to purchase QuickSilver common stock were converted to 462,247 warrants to purchase our common stock.  These warrants were exercised during 1999.  No other warrant rights are outstanding as of December 31, 2001 or 2000.

Stockholder Rights Plan:

On September 7, 1994, the Board of Directors adopted a Stockholder Rights Plan.  Under this plan, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding as of September 28, 1994 (the “Record Date”).  In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, except in certain circumstances.  All Rights will expire on September 12, 2004, unless we extend the expiration date, redeem the Rights or exchange the Rights for common stock.

The Rights are initially attached to our common stock and will not trade separately.  If a person or a group acquires 20 percent or more of our common stock (an “Acquiring Person”) or announces an intention to make a tender offer for 20 percent or more of our common stock, then the Rights will be distributed (the “Distribution Date”) and will thereafter trade separately from the common stock.  Upon the Distribution Date, each Right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $25.00 per share.

Upon a person or group becoming an Acquiring Person, holders of the Rights (other than the Acquiring Person) will have the right to acquire shares of our common stock at a substantially discounted price in lieu of the preferred stock. Additionally, if, after the Distribution Date, we merge into or engage in certain other business combination transactions with an Acquiring Person or 50 percent or more of our assets are sold in a transaction with an Acquiring Person, the holders of Rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

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

Employee Stock Purchase Plan:

As of July 1, 2000, our Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees who elect to participate may purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having from 1%-10% of their compensation withheld from each payroll, up to a maximum of $6,250 each quarter. The total number of shares that may be issued pursuant to options granted under the ESPP is 750,000. Approximately 303,000 shares were issued under the ESPP at an average price of $0.86 per share in 2001, and approximately 92,000 shares were issued under the ESPP at an average price of $2.76 per share in 2000.

13.          INCOME TAXES:

We have incurred net operating losses since our inception in 1990.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2001, we have approximately $80.5 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate, as follows:

	2001	2000
Expected federal benefit	$(2,710,000)	$(910,000)
Change in valuation allowance	3,160,000	1,025,000
State taxes, net	(450,000)	(210,000)
Amortization	75,000	960,000
Stock compensation	(35,000)	(951,000)
Other	(40,000)	86,000
Total benefit	—	—

Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 2001 and 2000.

The tax effect of items that comprise a significant portion of deferred tax assets is:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$31,400,000	$28,240,000
Tax credits	750,000	750,000
Other, principally depreciation and amortization	785,000	785,000
Valuation allowance	(32,935,000)	(29,775,000)
Net deferred tax asset	—	—

Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets.

14.          EMPLOYEE SAVINGS PLAN:

We offer a Section 401(k) defined contribution benefit plan for which all regular employees are eligible.  Participants may contribute up to 20% of their compensation in any plan year subject to an annual limitation.  We may make an employer contribution to the 401(k) plan at the discretion of our Board of Directors.  We have not made any employer contributions to the 401(k) plan to date.

15.          MAJOR CUSTOMERS:

A portion of our revenues have been derived from significant customers for the years ended December 31, 2001, 2000 and 1999 as follows:

	2001	2000	1999
Customer 1	12%	16%	2%
Customer 2	10%	7%	0%
Customer 3	10%	2%	1%

16.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash and cash equivalents and long-term debt approximates fair value because of the short maturity of those instruments.

17.          SUBSEQUENT EVENTS:

On January 31, 2002, Mr. Costello purchased 626,504 shares of our common stock from us in a private transaction at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with the January 31, 2002, stock purchase, we issued Mr. Costello a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The shares were issued at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello. The fair value of the warrant is $105,000, which is included as part of additional paid-in capital.

On February 1, 2002, we sold 793,383 shares of our common stock at a purchase price of $0.479 per share to a group of seven individual investors in private transactions, for $380,000.  The purchase price is equal to 90% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.  In connection with this transaction, we also issued warrants to the individuals in this group that entitles them to purchase up to 396,691 shares of our common stock, at an exercise price of $0.599 per share.  These warrants may be exercised at any time through the close of business on February 1, 2007.  The warrant exercise price represents 125% of the average closing bid prices of our common stock on the Nasdaq National Market System for the twenty business days prior to February 1, 2002.  The aggregate fair value of the warrant is $130,000, which is included as part of additional paid-in capital.

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we will work with HCL and HCL America to jointly pursue, facilitate, manage and maintain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, ZAMBA, HCL America and HCL.  In connection with the Strategic Alliance Agreement, HCL America purchased 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price for our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock. The fair value of the warrant is $142,000, which is included as part of additional paid-in capital.

On February 26, 2002, we entered into a Stock Purchase Agreement with Mr. Costello to sell to him certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) for $300,000.  In exchange, we will transfer to Mr. Costello that number of our Series A preferred shares that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon Our sale of any shares of NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.

On March 25, 2002, we entered into a Stock Purchase Agreement with Mr. Costello to sell to him certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) for $400,000.  In exchange, we will transfer to Mr. Costello that number of our Series A preferred shares that is obtained by dividing the purchase price by the per share price for our NextNet stock at the earliest of the following occurrences: (a) the price per share of our NextNet preferred stock determined upon the merger, consolidation, sale of all or substantially all of the assets or any other change-in-control of NextNet; (b) the price per share of our NextNet preferred stock established upon our sale of any shares of NextNet preferred stock to any third party; or (c) if the items described in “(a)” or “(b)” do not occur by December 31, 2002, the price per share determined by an independent accountant, valuation expert or other entity experienced in the valuation of companies substantially similar to NextNet.

                The fair value of the above warrants were calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

	January 31, 2002 Warrant	February 1, 2002 Warrants	February 22, 2002 Warrant

Risk-free interest rate	4.40%	4.40%	4.27%
Volatility	108%	108%	108%
Expected life (months)	60	60	60

Zamba Corporation

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions Charged to Expense	Deduction from Allowance	Balance at End of Period

Description
Year ended December 31, 2001 Allowance for doubtful accounts (deducted from accounts receivable)	$429	$275	$(521)	$183

Year ended December 31,2000 Allowance for doubtful accounts (deducted from accounts receivable)	309	965	(845)	429

Year ended December 31, 1999 Allowance for doubtful accounts (deducted from accounts receivable)	228	179	(98)	309

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMBA CORPORATION

Date: April 1 , 2002	By	/s/ Douglas M. Holden
Douglas M. Holden
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Douglas M. Holden and Michael H. Carrel, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign this Annual Report on Form 10-K and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas M. Holden	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
Douglas M. Holden

/s/ Michael H. Carrel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
Michael H. Carrel

OTHER DIRECTORS:

/s/ Joseph B. Costello	Chairman of the Board	April 1, 2002
Joseph B. Costello

	Director	April 1, 2002
Dixon R. Doll

/s/ Paul D. Edelhertz	Director	April 1, 2002
Paul D. Edelhertz

/s/ John Olsen	Director	April 1, 2002
John Olsen

	Director	April 1, 2002
Subrahmanian Raman

/s/ Sven A.Wehrwein	Director	April 1, 2002
Sven A.Wehrwein