Form 10-Q
period 2002-03-31
ZAMBA CORP
filed 2002-05-15
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(952) 832-9800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     ☒                NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2002
Common Stock, $0.01 par value	38,965,355

ZAMBA CORPORATION

Part I. Financial Information

Item 1:  Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2002	2001
Revenues:
Professional services	$3,000	$11,810
Reimburseable expenses	235	1,273
Total revenue	$3,235	$13,083

Costs and expenses:
Project and personnel costs	3,321	6,115
Reimburseable expenses	235	1,273
Sales and marketing	859	1,908
General and administrative	2,414	4,859
Unusual charges	1,685	—
Amortization of intangibles	—	40
Total costs and expenses	8,514	14,195

Loss from operations	(5,279)	(1,112)

Other income (expense):
Interest income	8	54
Interest expense	(65)	(24)
Other income (expense), net	(57)	30

Net loss	$(5,336)	$(1,082)

Net loss per share - basic and diluted	$(0.14)	$(0.03)

Weighted average shares outstanding - basic and diluted	37,014	32,174

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$562	$1,326
Accounts receivable, net	1,393	1,556
Unbilled receivables	532	608
Notes receivable	—	560
Notes receivable - related parties	90	310
Prepaid expenses and other current assets	684	737
Total current assets	3,261	5,097

Property and equipment, net	1,081	1,799
Restricted cash	471	471
Other assets	268	301
Total assets	$5,081	$7,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$850	$1,100
Current installments of long-term debt	144	392
Accounts payable	1,043	1,059
Accrued expenses	2,897	2,490
Deferred revenue	161	101
Deferred gain on sale of investment	700	—
Total current liabilities	5,795	5,142

Long-term debt, less current installments	357	194
Other long-term liabilities	449	244

Commitments
Total liabilities	6,601	5,580

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,965 and 35,007 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	390	350
Additional paid-in capital	86,091	84,403
Note receivable from director	(500)	(500)
Accumulated deficit	(87,501)	(82,165)
Total stockholders’ equity (deficit)	(1,520)	2,088

Total liabilities and stockholders’ equity	$5,081	$7,668

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,336)	$(1,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	257
Provision for bad debts	20	95
Changes in operating assets and liabilities:
Accounts receivable	168	(89)
Unbilled receivables	76	243
Notes receivable	535	144
Prepaid expenses and other assets	86	(32)
Accounts payable	(16)	(350)
Accrued expenses and other long-term liabilities	1,226	(50)
Deferred revenue	60	(832)
Net cash used in operating activities	(3,034)	(1,696)

Cash flows from investing activities:
Purchase of property and equipment	(30)	(302)
Proceeds from sale of investment	700	—
Proceeds from sale of equipment	1	—
Restricted cash	—	(207)
Notes receivable - related parties	220	12
Net cash provided by (used in) investing activities	891	(497)

Cash flows from financing activities:
Line of credit, net	(250)	3,000
Proceeds from sale of common stock	1,701	152
Proceeds from exercises of stock options	13	22
Payments of long-term debt	(85)	(230)
Net cash provided by financing activities	1,379	2,944

Net increase (decrease) in cash and cash equivalents	(764)	751
Cash and cash equivalents, beginning of period	1,326	4,843
Cash and cash equivalents, end of period	$562	$5,594

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$75	$18

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, to fairly state our financial position as of March 31, 2002, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform with the 2002 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001, which were included in our 2001 Annual Report on Form 10-K.

Note B.  Liquidity

We incurred significant losses and negative cash flows from operations during the three months ended March 31, 2002, and continued to incur operating losses in the first month of the second quarter of fiscal 2002.  To fund our operations, between January 1, 2002 and April 30, 2002, we have secured a total of $5,160,000 in financing, including $3,480,000 in exchange for selling some of our NextNet Wireless, Inc. (“NextNet”) stock, and an additional $1,680,000 in exchange for our own common stock.  These transactions were as follows:

Between January 1, 2002 and March 31, 2002, as discussed in Note I, we sold 3,879,912 shares of our common stock for an aggregate total of $1,680,000.  Also, in February 2002 and March 2002, as discussed in Note H, we entered into two stock purchase agreements with Joseph B. Costello, our chairman, that resulted in our selling 233,333 shares of our Series A Preferred Stock in NextNet to Mr. Costello, for an aggregate consideration of $700,000.

In April 2002, we entered into stock purchase agreements to sell 563,329 shares of our Series A Preferred Stock in NextNet to ten (10) accredited investors in private transactions for an aggregate consideration of approximately $2,780,000.  We received $1,480,000 of the proceeds in April.  Pursuant to these agreements, we will also receive an additional $500,000 in May, $400,000 in August, and $400,000 in September.  See Note H for additional discussion.

We partly fund our operations through our line of credit with Silicon Valley Bank.  As of March 31, 2002 (our most recent monthly reporting period to the bank), we were not in compliance with the minimum tangible net worth covenant with the bank for our line of credit.  However, because of our sales of some of our NextNet stock since that date, we have regained compliance with the covenant and Silicon Valley Bank provided us with a written waiver of our March 31, 2002 non-compliance.  Our ability to continue as a going concern depends upon our ability to continue to access our line of credit facility, obtain additional funding, and achieve sustained profitability.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Note C. Selected Balance Sheet Information:

(in thousands)	March 31, 2002	December 31, 2001
Accounts receivable, net:
Accounts receivable	$1,533	$1,739
Less allowance for doubtful accounts	(140)	(183)
	$1,393	$1,556
Property and equipment, net:
Computer equipment	$1,668	$1,695
Furniture and equipment	491	614
Leasehold improvements	502	1,189
	2,661	3,498

Less accumulated depreciation and amortization	(1,580)	(1,699)
	$1,081	$1,799

Note D.  Net Loss Per Share:

We incurred net losses for the three-month periods ended March 31, 2002 and 2001. The calculation of diluted net loss per common share does not include approximately 4,500 and 640,000 potential shares of common stock equivalents as of March 31, 2002 and 2001, respectively, as their inclusion would be anti-dilutive.

Note E.  Recent Accounting Standards:

In November 2001, the Financial Accounting Standards Board (“FASB”) issued a Staff Announcement, entitled Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This Staff Announcement requires that out-of-pocket expenses incurred and the related reimbursements for these expenses be reflected in the income statement on a gross basis as both revenue and expense.  Previously, we had classified these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement is effective for financial reporting periods beginning after December 15, 2001, and accordingly, we implemented this Staff Announcement on January 1, 2002.  We have adjusted revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification had no effect on current or previously reported net loss or loss per share.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, it retains the fundamental provisions of those Statements.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and accordingly, we implemented it on January 1, 2002.  The implementation of SFAS No. 144 did not have an impact on our financial position, results of operations or cash flows for the three months ended March 31, 2002.

In July 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, would have therefore ceased upon adoption of SFAS No. 142, which for us was January 1, 2002.  The implementation of SFAS No. 141 and SFAS No. 142 did not have an impact on our financial position, results of operations or cash flows for the three months ended March 31, 2002, as we had no goodwill remaining to be amortized from past business combinations.

Note F.   Unusual Charges:

In the first quarter of 2002, we incurred unusual charges of $1.69 million related to streamlining our operations. Included in this amount was a one-time charge for $1.34 million related to subleasing our Campbell, California, facility and terminating the lease for our Colorado Springs, Colorado, facility. These transactions will result in an annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including three vice presidents, in the first quarter of 2002.  Our headcount decreased in the first quarter of 2002 by 32 employees, or 19% of our total workforce, through layoffs or voluntary attrition. Of these reductions, 24 employees (or approximately 75%) were billable consultants and 8 employees (or approximately 25%) were non-billable staff.  Because most of the consultants who separated from employment were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. However, the reductions in our billable staff may prevent us from obtaining future revenues from those positions, if revenue opportunities are available, unless we are able to hire replacement personnel in time to staff the potential future revenue opportunities.  We expect the headcount reductions to result in an annual savings of $3.5 million. We have paid $543,000 of these unusual charges as of March 31, 2002, and expect to pay  $650,000 in the second quarter of 2002, $165,000 in the third quarter of 2002, $40,000 in the fourth quarter of 2002, and the remaining balance of $287,000 through June 2007.

Note G.   Line of Credit:

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank that entitles us to borrow up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  We were not in compliance with the tangible net worth covenant as of March 31, 2002.  However, because of our sales of some of our NextNet stock since that date, we have regained compliance with the covenant and Silicon Valley Bank has provided us with a written waiver of our March 31, 2002 non-compliance.  As of March 31, 2002, a total of $850,000 was outstanding under the line of credit, which was the maximum eligible amount available to us under the credit facility as of that date.  This facility expires on December 31, 2002.

Note H.   Sales of Investments:

Subsequent to the end of the first quarter, we entered into two series of transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc. (“NextNet”).  The first series of transactions occurred between April 10 and April 16, 2002, when we entered into stock purchase agreements with six private investors, in which the investors purchased an aggregate of 200,000 shares of our Series A Preferred Stock in NextNet.  The investors paid us an aggregate amount of $600,000 for the shares, which were sold at a per share price of $3.00.  As a result of this first series of transactions, the NextNet shares that we had agreed to sell to our chairman, Joseph B. Costello, pursuant to two stock purchase agreements, one dated February 26, 2002, and amended on March 25, 2002, and the second dated March 25, 2002, were valued at $3.00 per share. As of March 31, 2002, Mr. Costello paid us $700,000 pursuant to these two Stock Purchase Agreements, which means that as a result of the $3.00 per share valuation, Mr. Costello will receive 233,333 of our NextNet shares.

The second series of transactions occurred between April 10 and April 30, 2002. During this second series, we entered into stock purchase agreements with nine private investors, in which we sold an aggregate of 363,329 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $2,180,000.  Of this amount, $880,000 was received in April, $500,000 is to be received in May, $400,000 is to be received on August 1, 2002 and $400,000 is to be received on September 1, 2002.  All of the shares were sold at a per share price of $6.00.

All of the NextNet shares that we sold, including those sold to Mr. Costello, are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

As of March 31, 2002, the transactions with Mr. Costello were recorded as a deferred gain on sale of investment, because the per share valuation for the shares had not yet been determined.  During the second quarter of 2002, as a result our sales of our NextNet stock, including the sales to Mr. Costello, we will report a gain on sale of investment of $3,480,000. As of May 1, 2002, our remaining ownership is 1,603,338 shares of Series A Preferred Stock in NextNet, or approximately 25% of the equity in NextNet.  NextNet is a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet.

Note I.   Stockholders’ Equity and Warrants:

We sold some of our common stock on three occasions during the first quarter.  On January 31, 2002, Mr. Costello purchased 626,504 shares of our common stock from us in a private transaction at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with Mr. Costello’s January 31, 2002, stock purchase, we issued Mr. Costello a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The shares were issued at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello. The fair value of the warrant is $105,000, which is included as part of additional paid-in capital.

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

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we will work with HCL and HCL America to jointly pursue, facilitate, manage and maintain certain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, ZAMBA, HCL America and HCL.  In connection with the Strategic Alliance Agreement, HCL America purchased 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price for our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock. The fair value of the warrant is $142,000, which is included as part of additional paid-in capital.

The fair value of the above warrants were calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

	January 31, 2002 Warrant	February 1, 2002 Warrant	February 22, 2002 Warrant

Risk-free interest rate	4.40%	4.40%	4.27%
Volatility	108%	108%	108%
Expected life (months)	60	60	60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ZAMBA Corporation provides customer relationship management (“CRM”) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. CRM attempts to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, and to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created solutions that we believe address each aspect of CRM, including strategy, marketing and analytics, content and commerce, contact center, field sales, field service and enterprise integration.  We also own stock in NextNet Wireless, Inc. (“NextNet”), a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet.

See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sale of a certain portion of our NextNet investment.

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

Restructuring and Other Unusual Charges

We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first quarter of 2002.  As a result of all of these actions, we have reduced our fixed quarterly expenses by more than $5 million, which is an approximate annual savings of $21 million.

Our restructuring charge in the second quarter of 2001 was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other leasehold termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.

We conducted this restructuring for reasons including the following: (1) the impact of the slowing economy on our business, and similar revenue decreases experienced by many other information technology consulting companies, and (2) our expectation that our revenue during the remainder of 2001 would be less than the amount we had anticipated at the beginning of 2001. Because we had increased our staffing and facilities during the last half of 2000 and first quarter of 2001 in anticipation of growth, our reduced expectations required us to lower our ongoing costs, the largest of which were our payroll and facility expenses.  Even with these restructurings, payroll and facility expenses remain our largest ongoing expenses.

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

The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges incurred in the second quarter of 2001, we paid $813,000 through March 31, 2002, and expect to pay the balance of approximately $360,000 between the second quarter of fiscal 2002 and the third quarter of fiscal 2002.

Although our revenues were lower than anticipated in fiscal 2001, because the reduced number of our consultants and size of our facilities was designed to correlate with the decrease in revenues that we expected, the restructuring charges that we incurred in fiscal 2001 did not have a material adverse effect on our operations.  In fact, the restructuring charge reduced our cost structure for the second half of fiscal 2001 and into fiscal 2002.  We intend to continue our initiative to achieve more cost-efficient operations throughout fiscal 2002.  In addition, certain actions related to facilities may not be completed, or full savings realized, until sometime in fiscal 2002. Although we do not expect to incur additional restructuring charges, a continued slowing of the demand for information technology consulting services, could cause us to incur additional restructuring expenses in amounts that have not yet been determined.  Although the amount and timing of the cost savings that we expect to realize due to this restructuring is difficult to quantify, we currently anticipate that, in combination with other operational changes effectuated during the second quarter of 2001, we will realize cost savings of approximately $11.0 million during fiscal 2002, which is part of the $21 million annual cost savings as described in the first paragraph of this section.  Because we attempted to correlate the number of consultants and facilities we retained with our expected revenues during the remainder of fiscal 2001, our workforce reductions in the second quarter of fiscal 2001 did not significantly affect our operations, except that we expect the restructuring charge to reduce our cost structure into fiscal 2002.

In the third and fourth quarters of 2001, we took other actions to streamline our operations. Our employee headcount decreased by 63 employees during the third and fourth quarters of 2001, through layoffs and voluntary attrition. This represented approximately 28% of the workforce that remained after the restructuring actions taken in the second quarter of 2001. Of these employees, 41 employees (or approximately 65%) were billable consultants and 22 employees (or approximately 35%) were non-billable staff.  Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. We expect the headcount reductions to result in an annual savings of $6.5 million, which is part of the $21 million annual cost savings as described in the first paragraph of this section.

In the first quarter of 2002, we incurred unusual charges of $1.69 million related to streamlining our operations. Included in this amount was a one-time charge for $1.34 million related to subleasing our Campbell, California, facility and terminating the lease for our Colorado Springs, Colorado, facility. These transactions will result in an annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including three vice presidents, in the first quarter of 2002.  Our headcount decreased in the first quarter of 2002 by 32 employees, or 19% of our total workforce, through layoffs or voluntary attrition. Of these reductions, 24 employees (or approximately 75%) were billable consultants and 8 employees (or approximately 25%) were non-billable staff.  Because most of the consultants who separated from employment were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. However, the reductions in our billable staff may prevent us from obtaining future revenues from those positions, if revenue opportunities are available, unless we are able to hire replacement personnel in time to staff the potential future revenue opportunities.  We expect the headcount reductions to result in an annual savings of $3.5 million, which is part of the $21 million annual cost savings as described in the first paragraph of this section.  We have paid $543,000 of these unusual charges as of March 31, 2002, and expect to pay  $650,000 in the second quarter of 2002, $165,000 in the third quarter of 2002, $40,000 in the fourth quarter of 2002, and the remaining balance of $287,000 through June 2007.

Results of Operations

Three months ended March 31, 2002, compared to the three months ended March 31, 2001

Net Revenues

Revenues decreased approximately 75% to $3.24 million in the first quarter of 2002 compared to $13.08 million in the first quarter of 2001. Revenues before reimbursements decreased approximately 75% to $3.00 million in the first quarter of 2002 compared to $11.81 million in the first quarter of 2001.  The decrease was due principally to a significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy. With the economic slowdown, many companies either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in revenue.  In conjunction with the decrease in our revenues, the utilization rate of our billable consultants declined from 50% in the first quarter of 2001 to 40% in the first quarter of 2002. We are also experiencing pricing pressure, which is impacting our revenue. Our average billable hourly rate was $126 in the first quarter of 2002, which is a significant decrease from the $213 average billable hourly rate we recorded in the first quarter of 2001.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing service.  Project costs were $3.32 million or 103% of net revenues in the first quarter of 2002 compared to $6.12 million or 47% of net revenues in the first quarter of 2001.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount. However, these costs represented an increased percentage of our overall revenue in the first quarter of 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased 82% to $235,000 in the first quarter of 2002 compared to $1.27 million in the first quarter of 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $859,000 or 27% of net revenues in the first quarter of 2002, compared to $1.91 million or 15% of net revenues in the first quarter of 2001.  The decrease in dollar terms between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue. The increase in percentage terms is due primarily to having lower revenue than anticipated in the first quarter of 2002. We anticipate the dollar amount of sales and marketing expenses will decrease over the next two fiscal quarters.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $2.41 million or 75% of net revenues in the first quarter of 2002, compared to $4.86 million or 37% of net revenues in the first quarter of 2001. The increase in percentage terms is due primarily to having lower revenue than anticipated in the first quarter of 2002.  The dollar decrease was primarily due to implementing cost savings measures resulting in a decrease of $1.0 million in salaries from reduced workforce, a decrease of $500,000 in recruiting fees, a decrease of $200,000 in travel and entertainment expenses, and a decrease of $180,000 in telephone and network connection expenses. We anticipate the dollar amount of general and administrative expenses will decrease over the next two fiscal quarters.

Unusual Charges

Unusual charges were $1.69 million in the first quarter of 2002 compared to $0 in the first quarter of 2001, and represent charges for subleasing facilities, as well as severance pay for headcount reductions in the first quarter of 2002. A one-time charge for $1.34 million was taken in the first quarter of 2002 for subleasing our Campbell, California, facility and for terminating our Colorado Springs, Colorado, facility lease. In addition, we incurred a $350,000 charge for severance pay related to headcount reductions, including three vice presidents, in the first quarter of 2002.  We have paid $543,000 of these unusual charges as of March 31, 2002, and expect to pay  $650,000 in the second quarter of 2002, $165,000 in the third quarter of 2002, $40,000 in the fourth quarter of 2002, and the remaining balance of $287,000 through June 2007.

Amortization of Intangibles

Amortization of intangibles was $0 in the first quarter of 2002 compared to $40,000 in the first quarter of 2001.  The amortization in 2001 was mainly due to tangible and identifiable intangible assets incurred from the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  All tangible and identifiable intangible assets from the acquisition were completely amortized as of December 31, 2001.  The QuickSilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories: people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts were amortized over economic useful lives ranging from two to four years.

Interest Income

Interest income was $8,000 in the first quarter of 2002 compared to $54,000 in the first quarter of 2001.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $65,000 in the first quarter of 2002 compared to $24,000 in the first quarter of 2001.  The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, as well as amortization of our issuance costs related to the credit facility, which we established in February 2001.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

Our net loss for the quarter ended March 31, 2002 was $5.34 million, or $0.14 per share, compared to a net loss for the quarter ended March 31, 2001 of $1.08 million, or $0.03 per share.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks to these policies on our business, financial conditions and results of operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results.  Our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Investment in NextNet Wireless, Inc.

For a detailed discussion of the application of these and other accounting policies, see Note 1 of the notes to the consolidated financial statements in our 2001 Annual Report on Form 10-K.

Liquidity and Capital Resources

We invest primarily in instruments that are highly liquid, investment grade and have maturities of less than one year. At March 31, 2002, we had approximately $562,000 in cash and cash equivalents, compared to $1.33 million at December 31, 2001. As of March 31, 2002, we had no significant capital spending or purchase commitments.  As of March 31, 2002, we had working capital of a negative $2.5 million.

Cash used in operating activities was $3.03 million for the three months ended March 31, 2002 and resulted primarily from a loss before depreciation and amortization of  $5.19 million, which was offset by a increase in accrued expenses of $1.23 million and a decrease in notes receivable of $535,000.  Cash used in operating activities was $1.70 million for the three months ended March 31, 2001, due primarily to a loss before depreciation and amortization of  $825,000 and a decrease in deferred revenue of $832,000.

Cash provided from investing activities was $891,000 for the three months ended March 31, 2002, and resulted primarily from proceeds of $700,000 from the sale of a portion of our NextNet shares and payments of $220,000 from notes receivable — related parties.  Cash used in investing activities was $497,000 for the three months ended March 31, 2001 and resulted primarily from the purchase of property and equipment of $302,000 and an increase in restricted cash of $207,000.

Cash provided by financing activities was $1.38 million for the three months ended March 31, 2002 and consisted primarily of cash received from the sale of common stock of $1.70 million, offset by a decrease of $250,000 in borrowings under our line of credit. See Note I to our Notes to Consolidated Financial Statements for additional discussion regarding our sale of common stock.  Cash provided by financing activities was $2.94 million for the three months ended March 31, 2001 and consisted primarily of cash received from the line of credit.

Future payments due under debt and lease obligations, excluding sublease income, are as follows (in thousands):

			Non Cancelable Operating Leases
Twelve Months Ending March 31,	Bank Line Of Credit	Notes Payable

				Total
2003	$850	$144	$3,896	$4,890
2004	—	357	3,434	3,791
2005	—	—	3,030	3,030
2006	—	—	2,214	2,214
2007	—	—	1,119	1,119
Later	—	—	240	240
Total	$850	$501	$13,933	$15,284

Future payments due to Zamba Corporation for subleases are as follows (in thousands):

Twelve Months Ending March 31,	Sublease Amounts Due Zamba

2003	$906
2004	1,144
2005	1,042
2006	1,073
2007	1,106
Later	238
Total	$5,509

We established our secured revolving credit facility with Silicon Valley Bank on February 27, 2001, and amended the credit facility on August 2, 2001 and again on December 31, 2001.  This line of credit allows us to borrow up to a maximum of $5.0 million based on eligible collateral, which is set at 70% of our eligible accounts receivable.  Borrowings under this line of credit bear interest at the bank’s prime rate plus 2.0%, and are payable monthly.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  We were not in compliance with the tangible net worth covenant as of March 31, 2002.   However, we subsequently cured the default by applying the proceeds from the sale of some of our NextNet stock, and Silicon Valley Bank has formally waived our March 31, 2002 non-compliance.  Our line of credit is renewable annually. As of March 31, 2002, $850,000 was outstanding under the line of credit, which was the maximum eligible amount available to us under the credit facility as of that date.

In April 2002, we entered into stock purchase agreements to sell certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) to various parties. The total proceeds received in April 2002 were $1,480,000.  We will also receive an additional $500,000 in May, $400,000 in August and $400,000 in September from these sales.  See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sales of NextNet stock.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our secured revolving credit facility, and the sale of a portion of our NextNet investment as described above, should be sufficient to meet our working capital and capital expenditure requirements through at least June 15, 2002. We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or investments.  We cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance causes us to violate the covenants in our secured revolving credit facility or adversely affects the amount of our eligible accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond June 15, 2002.  Our ability to continue as a going concern depends upon our ability to continue to access our line of credit facility, obtain additional funding, and achieve sustained profitability.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $501,000 at March 31, 2002, as well as our line of credit with Silicon Valley Bank, under which $850,000 was outstanding at March 31, 2002. The interest rates charged on our long-term debt obligations range from 7.0% to 10.0%, and these obligations mature quarterly through December 2003.  Borrowings under the line of credit bear interest at the bank’s prime rate plus 2.0%. The interest is payable monthly. We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance and/or achievements.

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding our ability to reverse our recent revenue declines, our ability to realize the expected benefits from our restructuring initiatives, the effect of the recent sale of the CRM products of a major CRM developer on our business, our ability to derive profitable business from our alliance with HCL, our ability to attract and retain customers, our ability to adjust the mix of our services to meet the needs of the market, our ability to adapt to rapidly changing technologies in the CRM industry, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, the unpredictable client decision-making processes, changes in expectations regarding the information technology consulting industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, our ability to protect and reuse our intellectual property, our ability to continue to list our stock on the Nasdaq Market, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99.01 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:

Exhibit No.	Document

10.01	Stock Purchase Agreement between JAFCO America Ventures, Inc. and Zamba Corporation, dated April 30, 2002
99.01	Cautionary Statement Regarding Forward-Looking Statements

(b)                       Reports on Form 8-K:

On April 23, 2002, we filed a report on Form 8-K to report the following:

Between April 10 and April 16, 2002, we entered into Stock Purchase Agreements with six private investors, in which the investors purchased an aggregate of 200,000 shares of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”).  The investors paid us an aggregate amount of $600,000 for the shares. All of the shares were sold at a per share price of $3.00.  As a result of these transactions, the NextNet shares that we had sold to our chairman, Joseph B. Costello, in Stock Purchase Agreements dated February 26, 2002, as amended on March 25, 2002, and March 25, 2002, were valued at $3.00 per share. Mr. Costello paid us $700,000 pursuant to these two Stock Purchase Agreements. As a result of the $3.00 per share valuation, Mr. Costello will receive 233,333 of our NextNet shares.  All NextNet shares sold to the six private investors and Mr. Costello pursuant to these Stock Purchase Agreements are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

On May 8, 2002, we filed a report on Form 8-K to report the following:

Between April 10 and April 30, 2002, we entered into Stock Purchase Agreements with eight private investors, in which the investors purchased on aggregate of 279,996 shares of our Series A Preferred Stock in NextNet. We received an aggregate consideration of approximately $1,680,000 for the shares that we sold.  Of this amount, we have received $880,000, and we will receive approximately  $400,000 on August 1, 2002 and $400,000 on September 1, 2002.  All of the shares were sold at a per share price of $6.00.  All NextNet shares sold to the eight private investors pursuant to these Stock Purchase Agreements are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

On May 9, 2002, we filed a report on form 8-K to report the following:

On May 2, 2002, we issued a press release announcing our financial results for the first quarter of 2002, which included the period from January 1, 2002 through March 31, 2002.

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

Dated: May 15, 2002