Form 10-Q
period 2002-06-30
ZAMBA CORP
filed 2002-08-14
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES            ☒                         NO          ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 14, 2002
Common Stock, $0.01 par value	38,761,729

ZAMBA CORPORATION

INDEX

PART I — Financial Information

Part I. Financial Information

Item1: Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the sixmonths ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Professional services	$2,230	$8,020	$5,230	$19,830
Reimbursable expenses	283	1,140	518	2,542
Total revenue	$2,513	$9,160	$5,748	$22,372

Costs and expenses:
Project and personnel costs	2,596	5,688	5,917	11,768
Reimbursable expenses	283	1,140	518	2,542
Sales and marketing	478	1,292	1,336	3,185
General and administrative	2,161	4,043	4,576	8,900
Restructuring and unusual charges	1,636	2,188	3,321	2,188
Amortization of intangibles	—	76	—	168
Total costs and expenses	7,154	14,427	15,668	28,751

Loss from operations	(4,641)	(5,267)	(9,920)	(6,379)

Other income (expense):
Gain on sale of NextNet shares	2,655	—	2,655	—
Interest income	3	36	11	90
Interest expense	(59)	(55)	(124)	(79)
Other income (expense), net	2,599	(19)	2,542	11

Net loss	($2,042)	($5,286)	($7,378)	($6,368)

Net loss per share — basic and diluted	($0.05)	($0.16)	($0.19)	($0.20)

Weighted average shares outstanding — basic and diluted	38,938	32,340	37,998	32,258

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2002	2001
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$356	$1,326
Accounts receivable, net	1,392	1,556
Unbilled receivables	356	608
Notes receivable	—	560
Notes receivable — related parties	90	310
Prepaid expenses and other current assets	716	737
Total current assets	2,910	5,097
Property and equipment, net	941	1,799
Restricted cash	105	471
Other assets	215	301
Total assets	$4,171	$7,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$695	$1,100
Current installments of long-term debt	155	392
Advance from director	450	—
Accounts payable	1,116	1,059
Accrued expenses	3,889	2,490
Deferred revenue	97	101
Deferred gain on sale of investment	310	—
Total current liabilities	6,712	5,142
Long-term debt, less current installments	292	194
Other long-term liabilities	272	244
Commitments and contingencies
Total liabilities	7,276	5,580
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,762 and 35,007 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	388	350
Additional paid-in capital	86,050	84,403
Note receivable from director	—	(500)
Accumulated deficit	(89,543)	(82,165)
Total stockholders’ equity (deficit)	(3,105)	2,088

Total liabilities and stockholders’ equity	$4,171	$7,668

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,378)	$(6,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	420
Non-cash compensation — forgiveness of director loan	443	—
Provision for bad debts	20	641
Gain on sale of NextNet shares	(2,655)	—
Changes in operating assets and liabilities:
Accounts receivable	169	2,596
Unbilled receivables	252	(57)
Notes receivable	535	156
Prepaid expenses and other assets	107	(232)
Accounts payable	57	(645)
Accrued expenses and other long-term liabilities	2,095	912
Deferred revenue	(4)	(555)
Net cash used in operating activities	(6,102)	(3,132)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(534)
Proceeds from sale of NextNet shares	2,965	—
Proceeds from sale of equipment	1	—
Restricted cash	366	(207)
Notes receivable — related parties	220	21
Net cash provided by (used in) investing activities	3,503	(720)

Cash flows from financing activities:
Line of credit, net	(405)	2,000
Advance from director	450	—
Proceeds from sale of common stock	1,710	2,211
Proceeds from exercises of stock options	13	23
Payments of long-term debt	(139)	(300)
Net cash provided by financing activities	1,629	3,934

Net increase (decrease) in cash and cash equivalents	(970)	82
Cash and cash equivalents, beginning of period	1,326	4,843
Cash and cash equivalents, end of period	$356	$4,925

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$124	$64

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, to fairly state our financial position as of June 30, 2002, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform with the 2002 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001, which were included in our 2001 Annual Report on Form 10-K.

Note B.  Liquidity

We incurred significant losses and negative cash flows from operations during the three and six months ended June 30, 2002, and continued to incur operating losses in the first month of the third quarter of fiscal 2002.  To fund our operations, we raised approximately $5.97 million in financing between January 1, 2002 and July 31, 2002. This amount includes approximately $4.29 million in exchange for selling some of our NextNet Wireless, Inc. (“NextNet”) stock, and an additional $1.68 million in exchange for our own common stock.  Transactions in the second quarter were as follows:

Between April 1, 2002 and June 30, 2002, we entered into stock purchase agreements to sell 481,664 shares of our Series A Preferred Stock in NextNet to eleven accredited investors, including three investment funds managed by one of our directors, Dixon Doll, in private transactions for an aggregate consideration of approximately $2,290,000.  We received $1,480,000 of the proceeds in April, $500,000 in May and $310,000 in June.  See Note H for additional discussion.

In April, we also entered into stock purchase agreements to sell 133,332 shares of our Series A Preferred Stock in NextNet to two accredited investors in private transactions for an aggregate consideration of approximately $800,000.  Pursuant to these agreements, we expect to receive $400,000 in August 2002 and $400,000 in September 2002.  See Note H for additional discussion.

In June 2002, we received an advance in the amount of $450,000 from Joseph B. Costello, our chairman. In July 2002, we received an additional $850,000 in advances from Mr. Costello. On August 6, 2002, these advances were converted to shares of Zamba’s NextNet Stock.  See Notes H and I for additional discussion.

We partly fund our operations through our banking relationship with Silicon Valley Bank.  Prior to July 29, 2002, we maintained a line of credit with Silicon Valley Bank. As of June 30, 2002, we were not in compliance with covenants regarding profitability and tangible net worth for our line of credit.  On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the line of credit. There are no financial covenants in the new agreement with Silicon Valley Bank.  See Note G for additional discussion.

Our ability to continue as a going concern depends upon our ability to continue to access our borrowing facility with our bank, obtain additional funding, and achieve and sustain profitability.  Additionally, if we receive an adverse judgment in any of the matters described in Note J, particularly with regard to our offices in Campbell, California, and St. Paul, Minnesota, our financial position could be materially adversely affected and we may not be able to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Note C. Selected Balance Sheet Information:

	June 30, 2002	December 31, 2001
	(in thousands)
Accounts receivable, net:
Accounts receivable	$1,532	$1,739
Less allowance for doubtful accounts	(140)	(183)
	$1,392	$1,556
Property and equipment, net:
Computer equipment	$1,668	$1,695
Furniture and equipment	508	614
Leasehold improvements	410	1,189
	2,586	3,498
Less accumulated depreciation and amortization	(1,645)	(1,699)
	$941	$1,799

Note D.  Net Loss Per Share:

We incurred net losses for the three and six-month periods ended June 30, 2002 and 2001. The calculation of diluted net loss per common share does not include approximately 0 and 288,000 potential shares of common stock equivalents as of June 30, 2002 and 2001, respectively, as their inclusion would be anti-dilutive.

                Note E.  Recent Accounting Standards:

                In June 2002, the FASB issued Statement No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted.

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

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, it retains the fundamental provisions of those Statements.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and accordingly, we implemented it on January 1, 2002.  The implementation of SFAS No. 144 did not have an impact on our financial position, results of operations or cash flows for the three or six months ended June 30, 2002.

In July 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, would have therefore ceased upon adoption of SFAS No. 142, which for us was January 1, 2002.  The implementation of SFAS No. 141 and SFAS No. 142 did not have an impact on our financial position, results of operations or cash flows for the three or six months ended June 30, 2002, as we had no goodwill remaining to be amortized from past business combinations.

Note F.   Restructuring and Unusual Charges:

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and leasehold termination costs.  The facility charges included $190,000 for closing the Boston, Massachusetts, facility, $290,000 for reducing the amount of space leased in Minneapolis, Minnesota, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  These charges will result in an annual savings of $1.8 million.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note owed by Mr. Edelhertz to us bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.

In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters. Included in this amount was a  $1.34 million charge related to subleasing our Campbell, California, facility and terminating the lease for our Colorado Springs, Colorado facility.  Subsequently, the sublease in Campbell was cancelled, and as noted above, we increased the reserve to reflect the buyout offer from our landlord.  These transactions will result in an annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including the separation of three vice presidents, in the first quarter of 2002.  Our headcount decreased in the first quarter of 2002 by 32 employees, or 19% of our total workforce, through layoffs or voluntary attrition. Of these reductions, 24 employees (or approximately 75%) were billable consultants and 8 employees (or approximately 25%) were non-billable staff.  Because most of the consultants who separated from employment were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. However, the reductions in our billable staff may prevent us from obtaining future revenues from those positions, if revenue opportunities are available, unless we are able to hire replacement personnel in time to staff the potential future revenue opportunities.  We expect the headcount reductions to result in an annual savings of $3.5 million. We have paid $860,000 of these unusual charges as of June 30, 2002, and expect to pay  $330,000 in the third quarter of 2002, $250,000 in the fourth quarter of 2002, and $250,000 in the first quarter of 2003.

                We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first and second quarters of 2002, as described above.

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

                The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges incurred in the second quarter of 2001, we paid $947,000 through June 30, 2002, and expect to pay the balance of approximately $226,000 in the third and fourth quarters of fiscal 2002.

                A summary of restructuring and unusual charge activity through June 30, 2002 is as follows:

	Facility Closings and Leasehold Termination Costs	Severance and Other Employee Related Costs	Other	Total

Second Quarter 2001 Provision	$1,173,000	$900,000	$115,000	$2,188,000
2001 Utilized	(546,000)	(900,000)	(115,000)	(1,561,000)
Balance as of December 31, 2001	627,000	—	—	627,000
First Quarter 2002 Provision	1,345,000	350,000	—	1,695,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
YTD 2002 Utilized	(1,102,000)	(263,000)	(443,000)	(1,808,000)
Balance as of June 30, 2002	$2,063,000	$87,000	$—	$2,150,000

                We also have accruals related to facilities and employees in addition to the above balances at June 30, 2002.  Additional facility related accruals total $196,000 at June 30, 2002, and additional employee severance related accruals total $100,000 at June 30, 2002.

Note G.   Line of Credit:

                On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.. This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This facility requires no financial covenants and expires on July 29, 2003.

                The Accounts Receivable Purchase Agreement replaces a secured revolving credit facility that we established with Silicon Valley Bank on February 27, 2001, and amended on August 2, 2001 and December 31, 2001. The secured revolving credit facility entitled us to borrow up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bore interest at the bank’s prime rate plus 2.0%, and were payable monthly.  The amended agreement required, among other things, that we comply with minimum tangible net worth and profitability covenants.  We were not in compliance with these covenants as of June 30, 2002.  As of June 30, 2002, a total of $695,000 was outstanding under the line of credit, which was the maximum eligible amount available to us under the credit facility as of that date.  This facility was to expire on December 31, 2002, but was replaced by the Accounts Receivable Purchase Agreement.  Amounts outstanding under the revolving credit facility were converted to being outstanding under the Accounts Receivable Purchase Agreement.  We had previously received a $2 million commitment from our Chairman, Joe Costello, in support of our former line of credit.  Because of the expiration of the line of credit, and because Mr. Costello has provided us an amount in excess of $2 million, Mr. Costello’s obligations under this commitment are no longer in effect.

Note H.   Sales of Investments:

                In the second quarter of 2002, we entered into several transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc. (“NextNet”). NextNet is a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  There are no other relationships or business transactions between the two companies since at least January 1, 2000.

                We sold a portion of our shares of Series A Preferred Stock in NextNet for $3.00 per share, and a portion of our shares of Series A Preferred Stock in NextNet for $6.00 per share.  We determined the sales price for our NextNet shares from various sources, including: a) discussions with potential investors, wireless telecommunications industry experts, investment bankers, and venture capitalists, b) looking at a proposed sale of NextNet stock with similar rights as ours that NextNet itself had considered immediately prior to our first sale to an outside investor, c) analyzing and comparing publicly held securities in related industries, d) considering our immediate cash needs, and e) the stage of development that NextNet was at as a company, at the time of the transactions. Another major factor in establishing the sales price was our determination of what an arms-length purchaser would pay for our shares.  We had approached potential buyers of our NextNet shares since June 2001, but we were unable to find any interest, for many reasons including the facts that NextNet had not yet obtained any significant orders and investors were not interested in the telecommunications sector in general.  On April 8, 2002, NextNet announced its first significant client, MVS Comunicaciones, the largest holder of fixed wireless spectrum in Mexico.  Based on this announcement, some potential buyers became more interested in purchasing NextNet stock from us.

Based on our analysis, we determined that we would offer our NextNet shares at $6.00 per share.  However, as we discussed in our Annual Report on Form 10-K, which we filed on April 1, 2002, we had only enough cash to meet our financial requirements through April 30, 2002.  We therefore had an immediate desire to obtain approximately $600,000 by mid-to-late April for payroll and other immediate cash needs.  The larger potential investors included Imagine Capital Partners, The Rahn Group, Blake Capital and Wyncrest Capital, which eventually participated in both the first and second series of transactions. This group told us that they would not pay more than $3.00 per share if we wanted to raise money in such a short time frame.  Other than several smaller participants in our first round, none of the other potential purchasers we had contacted indicated any interest in buying any of our NextNet shares at any price.  Therefore, for our initial series of sales of NextNet stock, we agreed to sell 200,000 shares at $3.00 per share.  Because Mr. Costello’s agreements to buy some of our NextNet shares, which were signed in February and March 2002, before any third party was willing to buy any of our NextNet stock, at any price, called for his shares to be valued at the per share price established upon our sale of any shares of our NextNet stock to any third party, the shares he purchased were then also valued at $3.00 per share.  In the next two series of investments, we were able to offer more desirable and flexible payment terms, and therefore, we were able to sell 281,664 shares at $6.00 per share from late April to early June.

The first series of transactions occurred between April 10 and April 16, 2002, when we entered into stock purchase agreements with six private investors, in which the investors purchased an aggregate of 200,000 shares of our Series A Preferred Stock in NextNet.  The investors paid us an aggregate amount of $600,000 for the shares, which were sold at a per share price of $3.00.  As a result of this first series of transactions, the NextNet shares that we had agreed to sell to our chairman, Joseph B. Costello, pursuant to two stock purchase agreements, one dated February 26, 2002, and amended on March 25, 2002, and the second dated March 25, 2002, were valued at $3.00 per share. As of March 31, 2002, Mr. Costello had paid us $700,000 pursuant to these two purchase agreements, which means that as a result of the $3.00 per share valuation, Mr. Costello received 233,333 of our NextNet shares.  We have accounted for Mr. Costello’s shares as being purchased at $3.00 per share.  In connection with a Registration Statement on Form S-3 that we filed on August 27, 2001, as amended on May 10, 2002, we received a comment letter from the SEC.  In connection with this comment letter, our accounting for these shares may change, which could cause us to increase the gain we booked for selling these shares.  This gain would be offset by a compensation charge equal to the amount of the increase. Therefore, the potential alternative accounting treatment would not change the net proceeds we received from the transaction and we would recognize the same quarterly net loss under either accounting treatment.

The second series of transactions occurred between April 10 and April 30, 2002. During this second series, we entered into stock purchase agreements with seven private investors, in which we sold an aggregate of 229,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $1,380,000.  Of this amount, $880,000 was received in April and $500,000 was received in May.  All of the shares were sold at a per share price of $6.00.

The third series of transactions occurred between May 29, 2002 and June 13, 2002. During this third series, we entered into stock purchase agreements with two private investors and three private investment funds managed by Dr. Doll, a director of our company, in which we sold an aggregate of 51,667 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $310,000.  Of this consideration, the entities managed by Dr. Doll purchased an aggregate of 25,000 of our NextNet shares for an aggregate consideration of $150,000.  We received the cash for these shares in June.  All of the shares were sold at a per share price of $6.00.

All of the NextNet shares that we sell, including those sold to Mr. Costello, are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

During the second quarter of 2002, as a result of the first two series of NextNet stock sales, including the sales to Mr. Costello arising out of his payments in February and March, we reported a gain on sale of investment of $2,655,000, net of commissions of $25,000 to Ralph Muse, a former CEO of NextNet.  As of June 30, 2002, the third series of transactions, including the sales to entities managed by Dr. Doll, were recorded as a deferred gain on sale of investment, because the shares had not yet been transferred.  As of June 30, 2002, our remaining ownership is 1,685,003 shares of Series A Preferred Stock in NextNet, or approximately 27% of the equity in NextNet.

In connection with the second series of sales of NextNet shares in April 2002, we entered into stock purchase agreements with two private investors, pursuant to which we agreed to sell an aggregate of 133,332 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $800,000.  Of this amount, $400,000 is to be received in August 2002 and $400,000 is to be received in September 2002.  The price for these shares is also $6.00 per share.  We will record a deferred gain on sale of investment when we receive the cash from these transactions, and a gain on sale of investment will be recorded when the shares are transferred to the private investors. However, we have not received the August 2002 payments, which were due on August 1, so we intend to commence legal action to recover the amounts due, as well as our costs and any other damages we may incur because of the failures of the two investors to pay us on time.

In addition to the above transactions, in order to make payroll and other critical vendor payments, Joseph B. Costello, our chairman, advanced $450,000 to us in June 2002, and $850,000 in July 2002.  In consideration of these advances, our Board of Directors has agreed to transfer a total of 216,668 of our shares of NextNet Series A Preferred Stock valued at $6.00 per share. Mr. Costello may also receive more of our NextNet shares if, at any time prior to December 31, 2002, the Company sells additional NextNet shares for an aggregate purchase price equal to or in excess of One Hundred Thousand Dollars ($100,000) at a per share purchase price that is less than $6.00 per share.  In such event, we will provide Mr. Costello with an amount of additional NextNet shares that causes the per share purchase price paid by Mr. Costello to be equivalent to the lower per share price of the subsequent sale.

Note I. Advance from Director:

                We received a $450,000 advance from Joseph Costello, our chairman, in June 2002.  We incurred no interest expense in connection with this advance during the second quarter.  This advance was converted to NextNet Wireless shares on August 6, 2002.  See Note H for additional discussion.

Note J. Legal Matters

                We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On January 24, 2002, Army Corps Operating Associates (“Army Corps”) filed a complaint in Minnesota district court in Ramsey County against us and ZCA Corporation (f/k/a Camworks, Inc.), which is our wholly-owned subsidiary, alleging that we had failed to pay rent for the month of January 2002 for a facility leased by ZCA in St. Paul, Minnesota.  The amount sought by Army Corps is approximately $35,000.  The facility had been leased by Camworks, Inc., from October 1997 through December 1999, at which time ZCA acquired Camworks.  Following the acquisition, the lease remained in the name of Camworks and was not assigned to us.  Monthly rent for this facility is approximately $35,000, and has not been paid since December 2001.  Army Corps has notified us that it intends to amend its claim to seek rent for the months since January 2002 and claim that the entire lease has been breached and seek to accelerate payment of rent for the balance of the lease, which is approximately $1,700,000.  Because the lease is in the name of ZCA as successor-in-interest to Camworks and not in our name, our position is that we should not be held liable for the breach of the lease.  However, we cannot be sure that a court would not allow the plaintiff to pierce the corporate veil of ZCA and find us primarily liable on the lease.  The matter is scheduled to go to trial in mid-November 2002.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On July 17, 2002, WTA Campbell Technology Park LLC (“WTA”) filed a complaint against us in the Superior Court of California, County of Santa Clara, alleging that we had failed to maintain and restore the security deposit for our facility in Campbell, California.  WTA is seeking at least $163,638.97, plus legal fees and interest, as part of its action.  Monthly rent for this facility is approximately $65,000, and the lease expires in June 2007.  WTA had drawn upon our security deposit to pay for rent that was past due for the facility.  Subsequently, rent for the month of August 2002 has not been paid.  Therefore, WTA could amend its claim to include the amount of the security deposit that it draws upon for rent for the month of August 2002.  WTA may also claim that the entire lease has been breached and seek to accelerate payment of rent for the balance of the lease, which is approximately $5,300,000.  Our answer to WTA's complaint is due within 30 days of the date of the complaint, and a pre-trial conference is scheduled for November 19, 2002.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On May 20, 2002, a furniture lessor notified us by letter that it was declaring three furniture leases in default.  Subsequent to our receipt of this letter, this lessor collected on the approximately $263,000 letter of credit that was security for these leases, which carry an aggregate monthly rent of approximately $22,000.  The amount received by this lessor exceeds by approximately $200,000 the amount of rent that was unpaid as of June 30, 2002.  This lessor has subsequently requested that we pay it approximately $331,000 and return the equipment.  Although we believe this lessor has not yet engaged counsel, we have no assurance that this lessor will not file a lawsuit to recover the amounts that it believes it is due under the leases.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On July 22, 2002, an attorney for a second furniture lessor sent us a letter notifying us that it intended to declare that we had defaulted in payment of five leases for office furniture and requested payment of approximately $215,000 in settlement of its claim.  We are in discussions with this lessor's attorney in an attempt to reach a mutually satisfactory settlement, but we cannot guarantee that this matter will not proceed to litigation or that we will be able to resolve this matter in a manner that will not materially affect our financial position.

On August 5, 2002, our former president and CEO, Doug Holden, notified us by email that he believes we have breached our severance agreement with him following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  The value of Mr. Holden's claims is approximately $150,000.  We believe that we have valid defenses to Mr. Holden's claims.  The timing and ultimate resolution of Mr. Holden's claims are uncertain at this time.

We have not received approximately $400,000 from two private investors that was due on August 1, 2002, in exchange for a total of 66,666 shares of NextNet Wireless, Inc. Series A Preferred Stock. We intend to commence legal action to recover the amounts due, as well as our costs and any other damages we may incur because of the failures of the two investors to pay on time.

We are attempting to resolve these matters, but we cannot be certain that we will be able to successfully resolve these matters on favorable terms, and we cannot be certain that we will be successful in litigation.  If we are unable to resolve these matters, and if we lose the litigation for these matters, our financial position could be materially harmed and we could become unable to pay our other creditors.  We have an aggregate total of $2.1 million accrued as of June 30, 2002, related to the disputes above, based on various settlement offers we have received.  We cannot provide any assurance that we will be able to settle these matters, if at all, for such amount.  We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ZAMBA Corporation provides customer relationship management (“CRM”) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. CRM attempts to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, with the goal being to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created solutions that we believe address each aspect of CRM, including strategy, marketing and analytics, content and commerce, contact center, field sales, field service and enterprise integration.  We also own stock in NextNet Wireless, Inc. (“NextNet”), a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sales of a certain portion of our NextNet investment.

We currently derive most of our client revenues from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.  Our revenues and earnings may fluctuate from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. Consequently, the results of operations described in this report may not be indicative of results to be achieved in future periods. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

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

Under the agreement, the costs of certain employees of Zamba and HCL, as well as related expenses, are assigned to this alliance.  The funding ratio for obligations related to this alliance is 55% for HCL America and 45% Zamba for the first 18 months, and 50% each after 18 months.  Revenue recognized by Zamba depends on whether or not the contract is in Zamba’s name. If the contract is in HCL America’s name, as we expect most will be, revenue will be earned by Zamba first, based on hourly rates worked for each Zamba resource.  Then any remaining profits on the contract are split using the same ratio as describe above.  If the contract is in Zamba’s name, the full contract will be recognized as revenue as earned, and an amount for cost of sales would be recorded for hourly rates of HCL employees working on the contract, as well as for the remaining profits allocated to HCL.

Here is an example of how a contract under the strategic alliance will be accounted for.  For this example, we will assume the following

•      the contract revenue is $200,000;

•      the contract is directly with HCL;

•      all revenue is received in one month;

•      the contract is in the first 18 months of the alliance;

•      Zamba resources work 400 hours on the contract;

•      HCL resources do not work on the contract; and

•      HCL India resources work 640 hours.

                HCL will subcontract the contract to Zamba, and Zamba will, in consultation with HCL, determine the hours to be worked by Zamba, HCL, and HCL India resources.  Zamba would retain $78 for each hour worked by its resources.  Because Zamba’s resources in this example work 400 hours, Zamba would retain $31,200 for services performed by its resources.  Then, Zamba would pay $50 to HCL for each hour worked by HCL resources, and $25 to HCL India for each hour worked by HCL India resources.  In this example, HCL does not provide any resources, and HCL India provides resources who work 640 hours, which means that Zamba would pay $0 to HCL and $16,000 to HCL India for the hours worked by its resources.

                After subtracting the fees for hourly resources from the contract value, the balance is $152,800.  Zamba would then receive a project management fee equal to 44.125% of the balance, which in this example would be $67,423.  After Zamba’s project management fee is accounted for, the remaining $85,377 will be paid to HCL.  The total revenue for Zamba in this example would be $98,623 ($31,200 from hours worked on the project, plus $67,423 in project management fees).

Our revenue related to the alliance with HCL was $230,000 for the three months ended June 30, 2002.  We received approximately $346,000 from HCL in connection with this alliance during the second quarter as reimbursement for the costs we have incurred on behalf of the alliance.  Of this amount, we are obligated to repay to HCL approximately $135,000 as of June 30, 2002.  This amount will be paid to HCL as a holdback from the project management fees we are to receive from future client services performed under the alliance.  If the alliance does not generate enough client service revenues to allow us to earn sufficient project management fees to repay this obligation, we will not have to pay any shortfall.  Our $135,000 repayment obligation is recorded in the accrued liabilities section on our balance sheet

Results of Operations

Three months ended June 30, 2002, compared to the three months ended June 30, 2001

Net Revenues

Revenues decreased approximately 73% to $2.51 million in the second quarter of 2002 compared to $9.16 million in the second quarter of 2001. Revenues before reimbursements decreased approximately 72% to $2.23 million in the second quarter of 2002 compared to $8.02 million in the second quarter of 2001.  The decrease was due principally to the continued significant reduction in the demand for information technology consulting services, associated with a general slowdown in the economy. With this economic slowdown, many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue.  In conjunction with the decrease in our revenues, our billable headcount decreased to 70 as of June 30, 2002, compared to 162 as of June 30, 2001. We are also experiencing strong pricing pressures, which is impacting our revenue.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $2.60 million or 103% of net revenues in the second quarter of 2002 compared to $5.69 million or 38% of net revenues in the second quarter of 2001.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount from 162 billable consultants as of June 30, 2002, to 70 billable consultants as of June 30, 2002. However, these costs represented an increased percentage of our overall revenue in the second quarter of 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we are experiencing strong pricing pressures, which is not only impacting our revenue as described above, but our gross margins as well.

Reimbursable Expenses

                Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased 75% to $283,000 in the second quarter of 2002 compared to $1.14 million in the second quarter of 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $478,000 or 19% of net revenues in the second quarter of 2002, compared to $1.29 million or 14% of net revenues in the second quarter of 2001.  The decrease in dollar terms between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue. The increase in percentage terms is due primarily to sales salaries being an increasing percentage of revenue as a result of our revenue being lower than anticipated in the second quarter of 2002.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $2.16 million or 86% of net revenues in the second quarter of 2002, compared to $4.04 million or 44% of net revenues in the second quarter of 2001. The overall decrease in costs was primarily due to cost savings of $700,000 in salaries, $550,000 in bad debt expense, $90,000 in travel and entertainment expenses, and $190,000 in telephone and network connection expenses.  The increase in percentage terms is due primarily to our costs for occupancy, information technology and salaries not decreasing at the same rate as our revenue. We anticipate the dollar amount of general and administrative expenses will decrease over the next two fiscal quarters.

Restructuring and Unusual Charges

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and leasehold termination costs.  The facility charges included $190,000 for closing the Boston, Massachusetts facility, $290,000 for reducing the amount of space leased in the Minneapolis, Minnesota by approximately 60%, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  These transactions will result in an annual savings of $800,000.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note owed by Mr. Edelhertz to us bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250. This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.

We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first and second quarters of 2002.  As a result of all of these actions, we have reduced our fixed quarterly expenses by more than $8.8 million, which is an approximate annual savings of $35 million.

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

We conducted this restructuring for reasons including the following: (1) the impact of the slowing economy on our business, and similar revenue decreases experienced by many other information technology consulting companies, and (2) our expectation that our revenue during the remainder of 2001 would be less than the amount we had anticipated at the beginning of 2001. Because we had increased both our staffing and facilities during the last half of 2000 and first quarter of 2001 in anticipation of growth, our reduced expectations required us to lower our ongoing costs, the largest of which were our payroll and facility expenses.  Even with these restructurings, payroll and facility expenses remain our largest ongoing expenses.

In order to reduce our payroll expenses, we reduced our headcount in the second quarter of fiscal 2001 by 89 employees, which represented approximately 28% of our total workforce.  Of these 89 employees, 62 employees (or approximately 70%) were billable consultants and 27 employees (or approximately 30%) were non-billable staff.   Because most of the consultants who were laid off were not engaged on full-time projects at the time of our workforce reduction, our ongoing operations were not materially adversely affected by this reduction. We paid out all $900,000 of the employee-related restructuring charge during the year ended December 31, 2001.

The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota, and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges incurred in the second quarter of 2001, we paid $947,000 through June 30, 2002, and expect to pay the balance of approximately $226,000 in the third and fourth quarters of fiscal 2002.

The restructuring charge we have incurred reduced our cost structure for the second half of fiscal 2001 and into fiscal 2002.  We intend to continue our initiative to achieve more cost-efficient operations throughout fiscal 2002.  In addition, certain actions related to facilities may not be completed, or full savings realized, until sometime in fiscal 2002. A continued slowing of the demand for information technology consulting services could cause us to incur additional restructuring expenses in amounts that have not yet been determined.  Although the amount and timing of the cost savings that we expect to realize due to this restructuring is difficult to quantify, we currently anticipate that, in combination with other operational changes effectuated during the second quarter of 2001, we will realize cost savings of approximately $11.0 million during fiscal 2002, which is part of the $35 million annual cost savings as described in the first paragraph of this section. Because we attempted to correlate the number of consultants and facilities we retained with our expected revenues during the remainder of fiscal 2001, our workforce reductions in the second quarter of fiscal 2001 did not significantly affect our operations, except that we expect the restructuring charge to reduce our cost structure into fiscal 2002.

A summary of restructuring and unusual charge activities through June 30, 2002, were as follows:

	Facility Closings	Severance and
	and Leasehold	Other Employee
	Termination Costs	Related Costs	Other	Total

Second Quarter 2001 Provision	$1,173,000	$900,000	$115,000	$2,188,000
2001Utilized	(546,000)	(900,000)	(115,000)	(1,561,000)
Balance as of December 31, 2001	627,000	—	—	627,000
First Quarter 2002 Provision	1,345,000	350,000	—	1,695,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
YTD 2002 Utilized	(1,102,000)	(263,000)	(443,000)	(1,808,000)
Balance as of June 30, 2002	$2,063,000	$87,000	$—	$2,150,000

We also have accruals related to facilities and employees in addition to the above balances at June 30, 2002.  Additional facility related accruals total $196,000 at June 30, 2002, and additional employee severance related accruals total $100,000 at June 30, 2002.

Amortization of Intangibles

Amortization of intangibles was $0 in the second quarter of 2002 compared to $76,000 in the second quarter of 2001.  The amortization in 2001 was mainly due to tangible and identifiable intangible assets incurred from the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  All tangible and identifiable intangible assets from the acquisition were completely amortized as of December 31, 2001.

Interest Income

Interest income was $3,000 in the second quarter of 2002 compared to $36,000 in the second quarter of 2001.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $59,000 in the second quarter of 2002 compared to $55,000 in the second quarter of 2001.  The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, as well as amortization of our issuance costs related to the credit facility, which we established in February 2001.

Gain on Sale of Investment

                Gain on sale of investment was $2.66 million in the second quarter of 2002 compared to $0 in the second quarter of 2001. This represents a gain from our sales of a total of 714,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $2,655,000, net of commissions of $25,000 to Ralph Muse, a former CEO of NextNet, as described in Note H of our Notes to Consolidated Financial Statements.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

Our net loss for the quarter ended June 30, 2002 was $2.04 million, or $0.05 per share, compared to a net loss for the quarter ended June 30, 2001 of $5.29 million, or $0.16 per share.  Our net loss from operations for the quarter ended June 30, 2002 was $4.64 million, or $0.12 per share, compared to a net loss from operations for the quarter ended June 30, 2001 of $5.27 million, or $0.16 per share.

Six months ended June 30, 2002, compared to the six months ended June 30, 2001

Net Revenues

Revenues decreased approximately 74% to $5.75 million in the six months ended June 30, 2002 compared to $22.37 million in the six months ended June 30, 2001. Revenues before reimbursements decreased approximately 74% to $5.23 million in the six months ended June 30, 2002 compared to $19.83 million in the six months ended June 30, of 2001.  The decrease was due principally to the continued significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy. With the economic slowdown, many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue. We are also experiencing strong pricing pressures, which is impacting our revenue.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing service.  Project costs were $ 5.92 million or 103% of net revenues in the six months ended June 30, 2002 compared to $11.77 million or 53% of net revenues in the six months ended June 30, 2001.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount from 162 billable consultants as of June 30, 2001, to 70 billable consultants as of June 30, 2002. However, these costs represented an increased percentage of our overall revenue in the six months ended June 30, 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we are experiencing strong pricing pressures, which is not only impacting our revenue as described above, but our gross margins.

Reimbursable Expenses

                Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased 80% to $518,000 in the six months ended June 30, 2002 compared to $2.54 million in the six months ended June 30, 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $1.34 million or 23% of net revenues in the six months ended June 30, 2002, compared to $3.19 million or 14% of net revenues in the six months ended June 30, 2001.  The decrease in dollar terms between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue. The increase in percentage terms is due primarily to sales salaries being an increasing percentage of revenue as a result of our revenue being lower than anticipated in the six months ended June 30, 2002.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $4.58 million or 80% of net revenues in the six months ended June 30, 2002, compared to $8.90 million or 40% of net revenues in the six months ended June 30, 2001. The dollar decrease was primarily due to implementing cost savings measures resulting in a decrease of $1.70 million in salaries, a decrease of $620,000 in bad debt expense, a decrease of $500,000 in recruiting fees, a decrease of $300,000 in travel and entertainment expenses, and a decrease of $370,000 in telephone and network connection expenses. The increase in percentage terms is due primarily to our costs for occupancy, information technology and salaries not decreasing at the same rate as our revenue.  We anticipate the dollar amount of general and administrative expenses will decrease over the next two fiscal quarters.

Restructuring and Unusual Charges

Restructuring and unusual charges were $3.32 million in the six months ended June 30, 2002 compared to $2.19 million in the six months ended June 30, 2001.  Included in the current year amount was a $2.53 million charge for facility closings, subleasing, and leasehold termination costs, as well as $350,000 in severance pay related to headcount reductions, including three vice presidents, in the first quarter of 2002.  The facility charges included $276,000 for closing the Colorado Springs, Colorado and Boston, Massachusetts facilities, $290,000 for reducing the amount of space leased in the Minneapolis, Minnesota facility by approximately 60%, and $1.96 million for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note owed by Mr. Edelhertz to us bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.  Also, as discussed in more detail in the analysis of the three months ended June 30, 2002 compared to the three months ended June 30, 2001, we undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.

Amortization of Intangibles and Non-cash Compensation

Amortization of intangibles was $0 in the six months ended June 30, 2002 compared to $168,000 in the six months ended June 30, 2001.  The amortization in 2001 was mainly due to tangible and identifiable intangible assets incurred from the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  All tangible and identifiable intangible assets from the acquisition were completely amortized as of December 31, 2001.

Interest Income

Interest income was $11,000 in the six months ended June 30, 2002 compared to $90,000 in the six months ended June 30, 2001.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $124,000 in the six months ended June 30, 2002 compared to $79,000 in the six months ended June 30, 2001. The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, as well as amortization of our issuance costs related to the credit facility, which we established in February 2001.

Gain on Sale of Investment

                Gain on sale of investment was $2.66 million in the six months ended June 30, 2002 compared to $0 in the six months ended June 30, 2001. This represents a gain from our sales of a total of 714,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $2,655,000, net of commissions of $25,000 to Ralph Muse, a former CEO of NextNet, as described in Note H of our Notes to Consolidated Financial Statements.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2002 was $7.38 million, or $0.19 per share, compared to a net loss for the six months ended June 30, 2001 of $6.37 million, or $0.20 per share.  Our net loss from operations for the six months ended June 30, 2002 was $9.92 million, or $0.26 per share, compared to a net loss from operations for the six months ended June 30, 2001 of $6.38 million, or $0.20 per share.

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

Liquidity and Capital Resources

At June 30, 2002, we had approximately $356,000 in cash and cash equivalents, compared to $1.33 million at December 31, 2001. As of June 30, 2002, we had no significant capital spending or purchase commitments, except for a $500,000 purchase order for software licenses and training. We have not formally completed the purchase agreement for this, and do not intend to complete this purchase.  As of June 30, 2002, we had working capital of a negative $3.8 million.

Cash used in operating activities was $6.10 million for the six months ended June 30, 2002 and resulted primarily from a loss before depreciation and amortization and gain on sale of investment in NextNet of  $9.33 million, which was offset by an increase in accrued expenses of $2.10 million and a decrease in notes receivable of $535,000.  Cash used in operating activities was $3.13 million for the six months ended June 30, 2001, due primarily to a loss before depreciation and amortization of  $5.95 million, offset by a decrease in accounts receivable of $2.60 million and an increase in accrued liabilities of $0.91 million.

Cash provided from investing activities was $3.50 million for the six months ended June 30, 2002, and resulted primarily from proceeds of $2.97 million from the sale of a portion of our NextNet shares.  Cash used in investing activities was $720,000 for the six months ended June 30, 2001 and resulted primarily from the purchase of property and equipment.

Cash provided by financing activities was $1.63 million for the six months ended June 30, 2002 and consisted primarily of cash received from sale of our common stock, and an advance from director in the amount of $450,000, offset by a decrease of $405,000 in borrowings under our line of credit.  Cash provided by financing activities was $3.93 million for the six months ended June 30, 2001 and consisted primarily of cash received from the sale of common stock of $2.21 million and proceeds from the line of credit of $2.00 million.

Future payments due under debt and lease obligations are as follows (in thousands):

			Non
			Cancelable
Year Ending	Bank Line	Notes	Operating
December 31,	Of Credit	Payable	Leases	Total
2002	$695	$155	$1,546	$2,396
2003	—	292	2,731	3,023
2004	—	—	2,249	2,249
2005	—	—	1,951	1,951
2006	—	—	1,119	1,119
Later	—	—	528	528
Total	$695	$447	$10,124	$11,266

                On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the agreement described above. This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This facility expires on July 29, 2003.  Our defaults under leases for furniture and facilities in Campbell, California and St. Paul, Minnesota, as set forth more fully in Note J, are each technically an "Event of default" under the Accounts Receivable Purchase Agreement. Upon default, Silicon Valley Bank may elect from remedies including declaring all amounts paid to us under the agreement due and payable in full, or ceasing to buy receivables from us. Silicon Valley Bank has not elected to enforce this provision. If Silicon Valley Bank does enforce this provision, or otherwise does not purchase receivables from us, our ability to fund our operations could be materially harmed. The Accounts Receivable Purchase Agreement replaces a secured revolving credit facility that we established with Silicon Valley Bank on February 27, 2001, and amended on August 2, 2001 and December 31, 2001. The secured revolving credit facility entitled us to borrow up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bore interest at the bank’s prime rate plus 2.0%, and were payable monthly.  The amended agreement required, among other things, that we comply with minimum tangible net worth and profitability covenants.  We were not in compliance with these covenants as of June 30, 2002.  As of June 30, 2002, a total of $695,000 was outstanding under the line of credit, which was the maximum eligible amount available to us under the credit facility as of that date.  This facility was to expire on December 31, 2002, but was replaced by the Accounts Receivable Purchase Agreement.  Amounts outstanding under the revolving credit facility were converted to being outstanding under the Accounts Receivable Purchase Agreement.

In the second quarter of 2002, we entered into stock purchase agreements to sell certain of our Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) to various parties. The total proceeds received were $1,480,000 in April, $500,000 in May and $310,000 in June.  We also expect to receive an additional $400,000 in August and $400,000 in September from these sales.  See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sales of NextNet stock.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, additional advances in July in the amount of $850,000 from Joe Costello, our chairman, and the receipt of $800,000 in August and September from two private investors for a portion of our NextNet investment, should be sufficient to meet our working capital and capital expenditure requirements through at least October 10, 2002. However, if we do not receive the $800,000 payment, and do not receive any additional funding, we will not have enough capital to meet our spending requirements beyond September 10, 2002.  In the event that we do not have enough cash at that time, our financial position could be materially harmed and we could become unable to pay our creditors.

We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or investments.  We cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance adversely affects our ability to obtain funds through our accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond September 10, 2002.  Additionally, if we receive an adverse judgment in any of the matters described in the discussion of “Legal Proceedings” set forth in Part II of this Quarterly Report on Form 10-Q, particularly with regard to offices in Campbell, California, and St. Paul, Minnesota, our financial position could be materially adversely affected and we may not be able to continue as a going concern.  Our ability to continue as a going concern depends upon our ability to continue to access our Accounts Receivable Purchase Agreement with Silicon Valley Bank, obtain additional funding, and achieve sustained profitability.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $447,000 at June 30, 2002, as well as our Accounts Receivable Purchase

Agreement with Silicon ValleyBank, under which $695,000 was outstanding at June 30, 2002. The interest rates charged on our long-term debt obligations range from 7.0% to 10.0%, and these obligations mature quarterly through December 2003.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The interest is payable monthly. We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations

Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995

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

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding our ability to reverse our recent revenue declines, our ability to realize the expected benefits from our restructuring initiatives, the effect of the recent sale of the CRM products of a major CRM developer on our business, our ability to derive profitable business from our alliance with HCL, our ability to attract and retain customers, our ability to adjust the mix of our services to meet the needs of the market, our ability to adapt to rapidly changing technologies in the CRM industry, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, unpredictable client decision-making processes, changes in expectations regarding the information technology consulting industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, our ability to protect and reuse our intellectual property, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99.01 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On January 24, 2002, Army Corps Operating Associates (“Army Corps”) filed a complaint in Minnesota district court in Ramsey County against us and ZCA Corporation (f/k/a Camworks, Inc.), which is our wholly-owned subsidiary, alleging that we had failed to pay rent for the month of January 2002 for a facility leased by ZCA in St. Paul, Minnesota.  The amount sought by Army Corps is approximately $35,000.  The facility had been leased by Camworks, Inc., from October 1997 through December 1999, at which time ZCA acquired Camworks.  Following the acquisition, the lease remained in the name of Camworks and was not assigned to us.  Monthly rent for this facility is approximately $35,000, and has not been paid since December 2001. Army Corps has notified us that it intends to amend its claim to seek rent for the months since January 2002 and claim that the entire lease has been breached and seek to accelerate payment of rent for the balance of the lease, which is approximately $1,700,000.  Because the lease is in the name of ZCA as successor-in-interest to Camworks and not in our name, our position is that we should not be held liable for the breach of the lease.  However, we cannot be sure that a court would not allow the plaintiff to pierce the corporate veil of ZCA and find us primarily liable on the lease.  The matter is scheduled to go to trial in mid-November 2002.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On July 17, 2002, WTA Campbell Technology Park LLC (“WTA”) filed a complaint against us in the Superior Court of California, County of Santa Clara, alleging that we had failed to maintain and restore the security deposit for our facility in Campbell, California.  WTA is seeking at least $163,638.97, plus legal fees and interest, as part of its action.  Monthly rent for this facility is approximately $65,000, and the lease expires in June 2007.  WTA had drawn upon our security deposit to pay for rent that was past due for the facility.  Subsequently, rent for the month of August 2002 has not been paid.  Therefore, WTA could amend its claim to include the amount of the security deposit that it draws upon for rent for the month of August 2002.  WTA may also claim that the entire lease has been breached and seek to accelerate payment of rent for the balance of the lease, which is approximately $5,300,000.  Our answer to WTA’s complaint is due within 30 days of the date of the complaint, and a pre-trial conference is scheduled for November 19, 2002.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On May 20, 2002, a furniture lessor notified us by letter that it was declaring three furniture leases in default.  Subsequent to our receipt of this letter, this lessor collected on the approximately $263,000 letter of credit that was security for these leases, which carry an aggregate monthly rent of approximately $22,000.  The amount received by this lessor exceeds by approximately $200,000 the amount of rent that was unpaid as of June 30, 2002. This lessor has subsequently requested that we pay it approximately $331,000 and return the equipment.  Although we believe this lessor has not yet engaged counsel, we have no assurance that this lessor will not file a lawsuit to recover the amounts that it believes it is due under the leases.  If we are unable to resolve this matter, and if we are unsuccessful in litigation, our financial position could be materially harmed.

On July 22, 2002, an attorney for a second furniture lessor sent us a letter notifying us that it intended to declare that we had defaulted in payment of five leases for office furniture and requested payment of approximately $215,000 in settlement of its claim.  We are in discussions with this lessor's attorney in an attempt to reach a mutually satisfactory settlement, but we cannot guarantee that this matter will not proceed to litigation or that we will be able to resolve this matter in a manner that will not materially affect our financial position.

On August 5, 2002, our former president and CEO, Doug Holden, notified us by email that he believes we have breached our severance agreement with him following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  The value of Mr. Holden’s claims is approximately $150,000.  We believe that we have valid defenses to Mr. Holden’s claims.  The timing and ultimate resolution of Mr. Holden’s claims are uncertain at this time.

We have not received approximately $400,000 from two private investors that was due on August 1, 2002, in exchange for a total of 66,666 shares of NextNet Wireless, Inc. Series A Preferred Stock. We intend to commence legal action to recover the amounts due, as well as our costs and any other damages we may incur because of the failures of the two investors to pay on time.

We are attempting to resolve these matters, but we cannot be certain that we will be able to successfully resolve these matters on favorable terms, and we cannot be certain that we will be successful in litigation.  If we are unable to resolve these matters, and if we lose the litigation for these matters, our financial position could be materially harmed and we could become unable to pay our other creditors.  We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Item 2.  Changes in Securities

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                Zamba held its Annual Meeting on June 4, 2002. Two proposals were presented at the Annual Meeting for voting by the stockholders: (i) the election of directors; and (ii) the approval of two amendments to our 1993 Equity Incentive Plan. The stockholders approved both proposals.

                Each person nominated for director was elected.  For Joseph B. Costello, a total of 33,952,797 votes were cast in favor of his election, and 1,164,147 votes were withheld.  For Dixon R. Doll, 33,777,803 votes were cast in favor of his election, and 1,339,141 votes were withheld.  For Paul D. Edelhertz, 33,737,098 votes were cast in favor of his election, and 1,379,846 votes were withheld.  For Douglas M. Holden, 33,923,535 votes were cast in favor of his election, and 1,193,409 votes were withheld.  For John Olsen, 33,789,824 votes were cast in favor of his election, and 1,327,120 votes were withheld. For Subrahmanyan Raman, 33,966,430 votes were cast in favor of his election, and 1,150,514 votes were withheld. For Sven A. Wehrwein, 33,968,164 votes were cast in favor of his election, and 1,148,780 votes were withheld.

                A total of 13,817,171 votes were cast in favor of the proposal to approve two amendments to our 1993 Equity Incentive Plan, 2,240,747 votes were cast against, 70,761 votes were abstentions, and there were 18,988,265 broker non-votes.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits: (See attached exhibit index)

(b)                           Reports on Form 8-K:

On July 1, 2002, we filed a report on Form 8-K to report the following:

On June 28, 2002, we issued a press release announcing that our common stock had been delisted from the Nasdaq National Market and will instead be traded on the Over The Counter Bulletin Board, under the symbol “ZMBA.”

On July 2, 2002, we filed a report on Form 8-K to report the following:

On July 1, 2002, we issued a press release announcing that we had appointed Norm Smith as our new president and chief executive officer, replacing Doug Holden, who resigned. As discussed in the press release, Mr. Smith is also replacing Mr. Holden on our Board of Directors.  Additionally, Paul Edelhertz, a Director of our Company, has exercised his option pursuant to the Settlement and Release Agreement dated August 2, 2001, between Mr. Edelhertz and Zamba, filed on August 9, 2001, with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, to assign 250,000 shares of our common stock to us in exchange for our cancellation of his promissory note dated December 26, 2000, under which he was indebted to us in the amount of $500,000 plus interest.

On August 8, 2002, we filed a report on Form 8-K to report the following:

On August 6, 2002, we entered into two Stock Purchase Agreements with Joe Costello, the Chairman of our Board of Directors, in which we agreed to sell to Mr. Costello a portion of our holdings of Series A Preferred Stock in NextNet Wireless, Inc. (“NextNet”) at a purchase price of $6.00 per share.  Pursuant to the first agreement, we sold Mr. Costello a total of 58,334 shares of our NextNet stock for an aggregate purchase price of $350,004, and pursuant to the second agreement, we sold Mr. Costello a total of 158,334 shares of our NextNet stock for an aggregate purchase price of $950,004.  Pursuant to these agreements, Mr. Costello will also receive more of our NextNet shares if, at any time prior to December 31, 2002, we sell additional NextNet shares for an aggregate purchase price equal to or in excess of One Hundred Thousand Dollars ($100,000) at a per share purchase price that is less than $6.00 per share.  In such event, we will provide Mr. Costello with an amount of additional NextNet shares that causes the per share purchase price paid by Mr. Costello to be equivalent to the lower per share price of the subsequent sale.  Both agreements are subject to rights of first refusal on the part of NextNet and the holders of NextNet Series B Preferred Stock.  These transactions with Mr. Costello were approved by a majority of the independent members of our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION

By:	/s/ Norm Smith
Norman D. Smith

President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 14, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
4.01

Rights Agreement dated September 12, 1994 between Racotek, Inc. n/k/a Zamba Corporation and Norwest Bank Minnesota, N.A. n/k/a Wells Fargo Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares

4.02	Amendment No. 1 to Rights Agreement dated January 29, 2002 by and among Zamba Corporation and Wells Fargo Bank Minnesota, N.A. f/k/a Norwest Bank Minnesota, N.A., as Rights Agent

10.01	Lease Termination Agreement between EOP-New England Executive Park, L.L.C. and Zamba Corporation, dated May 31, 2002

10.02	Stock Purchase Agreement between Robert S. Colman Trust and Zamba Corporation, dated May 29, 2002

10.03	Stock Purchase Agreement between Doll Technology Investment Fund and Zamba Corporation, dated June 7, 2002

10.04	Stock Purchase Agreement between Doll Technology Affiliates Fund and Zamba Corporation, dated June 7, 2002

10.05	Stock Purchase Agreement between Doll Technology Side Fund L.P. and Zamba Corporation, dated June 7, 2002

10.06	Stock Purchase Agreement between Thomas Magne and Zamba Corporation, dated June 13, 2002

10.07	Zamba Corporation Second Amendment To Lease Agreement between Acky-Calhoun, LLC and Zamba Corporation, dated July 11, 2002

10.08	Accounts Receivable Purchase Agreement between Silicon Valley Bank and Zamba Corporation, dated July 29, 2002

99.01	Cautionary Statement Regarding Forward-Looking Statements

99.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Management contract or compensation plan