Form 10-Q
period 2002-09-30
ZAMBA CORP
filed 2002-11-15
CIK 883741

.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES            ☒                         NO          ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES            ☐                         NO          ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 11, 2002
Common Stock, $0.01 par value	38,794,014

ZAMBA CORPORATION

INDEX

PART I — Financial Information

Part I. Financial Information

Item1: Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Professional services	$2,449	$7,669	$7,679	$27,499
Reimbursable expenses	168	534	686	3,076
Total revenue	$2,617	$8,203	$8,365	$30,575

Costs and expenses:
Project and personnel costs	1,859	4,345	7,776	16,176
Reimbursable expenses	168	534	686	3,076
Sales and marketing	246	1,321	1,582	4,533
General and administrative	1,599	2,896	6,175	11,799
Restructuring and unusual charges	—	—	3,321	2,188
Amortization of intangibles	—	31	—	106
Total costs and expenses	3,872	9,127	19,540	37,878

Loss from operations	(1,255)	(924)	(11,175)	(7,303)

Other income (expense):
Gain on sale of NextNet shares	310	—	2,965	—
Interest income	1	36	12	126
Interest expense	(94)	(49)	(219)	(128)
Other income (expense), net	217	(13)	2,758	(2)

Net loss	$(1,038)	$(937)	$(8,417)	$(7,305)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.22)	$(0.22)

Weighted average shares outstanding - basic and diluted	38,762	34,727	38,281	33,100

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$326	$1,326
Accounts receivable, net	1,674	1,556
Unbilled receivables	129	608
Notes receivable	—	560
Notes receivable - related parties	—	310
Prepaid expenses and other current assets	504	737
Total current assets	2,633	5,097

Property and equipment, net	629	1,799
Restricted cash	—	471
Other assets	108	301
Total assets	$3,370	$7,668

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Liabilities:
Line of credit	$637	$1,100
Current installments of long-term debt	212	392
Accounts payable	704	1,059
Accrued expenses	3,122	2,490
Deferred revenue	215	101
Deferred gain on sale of investment	2,080	—
Total current liabilities	6,970	5,142

Long-term debt, less current installments	227	194
Other long-term liabilities	312	244

Commitments and contingencies
Total liabilities	7,509	5,580
Stockholders' equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,794 and 35,007 shares, issued and outstanding at September 30, 2002 and December 31, 2001, respectively	388	350
Additional paid-in capital	86,055	84,403
Note receivable from director	—	(500)
Accumulated deficit	(90,582)	(82,165)

Total stockholders' equity (deficit)	(4,139)	2,088

Total liabilities and stockholders' equity (deficit)	$3,370	$7,668

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(8,417)	$(7,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	654
Non-cash compensation - forgiveness of director loan	443	—
Provision for bad debts	20	691
Gain on disposal of fixed assets	(2)	—
Gain on sale of NextNet shares	(2,965)	—
Changes in operating assets and liabilities:
Accounts receivable	(113)	2,191
Unbilled receivables	479	292
Notes receivable	535	156
Prepaid expenses and other assets	426	(212)
Accounts payable	(355)	(737)
Accrued expenses and other long-term liabilities	1,592	166
Deferred revenue	114	(1,027)
Net cash used in operating activities	(7,896)	(5,131)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(670)
Proceeds from sale of NextNet shares	5,045	—
Proceeds from sale of equipment	4	—
Restricted cash	471	(207)
Notes receivable - related parties	310	45
Net cash provided by (used in) investing activities	5,781	(832)

Cash flows from financing activities:
Line of credit, net	(463)	2,800
Proceeds from sale of common stock	1,712	2,240
Proceeds from exercises of stock options	13	37
Payments of long-term debt	(147)	(421)
Net cash provided by financing activities	1,115	4,656

Net decrease in cash and cash equivalents	(1,000)	(1,307)
Cash and cash equivalents, beginning of period	1,326	4,843
Cash and cash equivalents, end of period	$326	$3,536

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$161	$110

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of September 30, 2002, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform with the 2002 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001, which were included in our 2001 Annual Report on Form 10-K.

Note B.  Liquidity:

We incurred significant losses and negative cash flows from operations during the three and nine months ended September 30, 2002, and continued to incur operating losses in the first month of the fourth quarter of fiscal 2002.  As of September 30, 2002, we had negative working capital of $4.34 million and a stockholder’s deficit of $4.14 million.  To fund our operations, we raised approximately $7.93 million in financing between January 1, 2002 and November 4, 2002. This amount includes approximately $5.25 million in exchange for selling some of our NextNet Wireless, Inc. (“NextNet”) stock, loan proceeds in the amount of $1.00 million, and an additional $1.68 million in exchange for selling some of our own common stock.  Transactions between July 1, 2002 and November 4, 2002 were as follows:

In July 2002, we received $850,000 in advances from Joseph B. Costello, our chairman. We had also received an advance in the amount of $450,000 from Mr. Costello in June 2002.  On August 6, 2002, these advances were converted to shares of Zamba’s NextNet Series A Preferred Stock at a price of $6.00 per share.  See Note H for additional discussion.

Between July 1, 2002 and September 30, 2002, we entered into stock purchase agreements to sell 30,002 shares of our Series A Preferred Stock in NextNet, at a price of $6.00 per share, to four accredited investors in private transactions for an aggregate consideration of approximately $180,000.  Pursuant to these agreements, we received $150,000 in August and $30,000 in September.  See Note H for additional discussion.

On November 5, 2002, we announced the closing of a loan agreement with Entrx Corporation (“Entrx”), under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1.00 million on November 4, 2002.  The second and third advances will be made only upon the achievement of certain prescribed business milestones.  See Note J for additional discussion.

We partly fund our operations through our banking relationship with Silicon Valley Bank.  Prior to July 29, 2002, we maintained a line of credit with Silicon Valley Bank. On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace the line of credit. Although there are no financial covenants in the new agreement with Silicon Valley Bank, they may still declare default in certain circumstances.  See Note G for additional discussion.

Our ability to continue as a going concern depends upon our ability to continue to access our borrowing facility with our bank, obtain the second and third advances under the loan from Entrx, obtain any additional funding that may be needed, and achieve and sustain profitability.  Additionally, if we receive a materially adverse judgment in any of the matters described in Note I, our financial position could be materially adversely affected and we may not be able to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Note C. Selected Balance Sheet Information:

(in thousands)	September 30, 2002	December 31, 2001

Accounts receivable, net:
Accounts receivable	$1,818	$1,739
Less allowance for doubtful accounts	(144)	(183)
Totals	$1,674	$1,556
Property and equipment, net:
Computer equipment	$1,668	$1,695
Furniture and equipment	370	614
Leasehold improvements	166	1,189
Totals	2,204	3,498
Less accumulated depreciation and amortization	(1,575)	(1,699)
Totals	$629	$1,799

Note D.  Net Loss Per Share:

We incurred net losses for the three and nine-month periods ended September 30, 2002 and 2001. The calculation of diluted net loss per common share does not include approximately 0 and 109,000 potential shares of common stock equivalents for the three and nine month periods ended September 30, 2002 and 2001, respectively, as their inclusion would be anti-dilutive.

Note E.  Recent Accounting Standards:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Under FAS 146, such costs will generally be recognized when the liability is incurred, rather than at the date of commitment to an exit plan.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted.

In November 2001, the FASB issued a Staff Announcement, entitled Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This Staff Announcement requires that out-of-pocket expenses incurred and the related reimbursements for these expenses be reflected in the income statement on a gross basis as both revenue and expense.  Previously, we had classified these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement is effective for financial reporting periods beginning after December 15, 2001, and accordingly, we implemented this Staff Announcement on January 1, 2002.  We have adjusted revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification had no effect on current or previously reported net loss or loss per share.

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

December 15, 2001, and accordingly, we implemented it on January 1, 2002.  The implementation of SFAS No. 144 did not have an impact on our financial position, results of operations or cash flows for the three or nine months ended September 30, 2002.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill.  SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, would have therefore ceased upon adoption of SFAS No. 142, which for us was January 1, 2002.  The implementation of SFAS No. 141 and SFAS No. 142 did not have an impact on our financial position, results of operations or cash flows for the three or nine months ended September 30, 2002, as we had no goodwill remaining to be amortized from past business combinations.

Note F.   Restructuring and Unusual Charges:

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges included $190,000 for closing the Boston, Massachusetts, facility, $290,000 for reducing the amount of space leased in Minneapolis, Minnesota, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  We expect that these charges will result in annual savings of $1.8 million.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.  We have paid $920,000 of these charges as of September 30, 2002, and expect to pay the remaining charges throughout the next five quarters.

In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters. Included in this amount was a  $1.34 million charge related to our Campbell, California, facility and our Colorado Springs, Colorado facility.  We expect that these transactions will result in annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including the separation of three vice presidents, in the first quarter of 2002.  We expect the headcount reductions to result in annual savings of $3.5 million. We have paid $905,000 of these unusual charges as of September 30, 2002, and expect to pay $220,000 in the fourth quarter of 2002, $200,000 in the first quarter of 2003, $200,000 in the second quarter of 2003 and $165,000 in the third quarter of 2003.

We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first and second quarters of 2002, as described above.  Our restructuring charge in the second quarter of 2001 was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.  Of the approximately $1.2 million in facilities-related restructuring charges incurred in the second quarter of 2001, we paid $1.1 million through September 30, 2002, and expect to pay the balance of approximately $107,000 in the fourth quarter of fiscal 2002.

                A summary of restructuring and unusual charge activity through September 30, 2002 is as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Second Quarter 2001 Provision	$1,173,000	$900,000	$115,000	$2,188,000
2001 Utilized	(546,000)	(900,00)	(115,000)	(1,561,000)
Balance as of December 31, 2001	627,000	—	—	627,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000		443,000	1,636,000
Additional severance related accruals in the second quarter of 2002		100,000		100,000
Additional facility related accruals in the fourth quarter of 2001	175,000			175,000
YTD 2002 Utilized	(1,711,000)	(315,000)	(443,000)	(2,469,000)
Balance as of September 30, 2002	$1,619,000	$135,000	$—	$1,754,000

Note G.   Line of Credit:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  Although there are no financial covenants in the new agreement with Silicon Valley Bank, they may still declare default in certain circumstances, including our default under any leases or contracts. Our alleged default under a lease for furniture as set forth more fully in Note I is technically an "Event of Default" under the Accounts Receivable Purchase Agreement.  Upon default, Silicon Valley Bank may elect from remedies including declaring all amounts paid to us under the agreement due and payable in full, or ceasing to buy receivables from us.  Silicon Valley Bank has not elected to enforce this provision.  If Silicon Valley Bank decides to enforce this provision, or otherwise does not purchase receivables from us, our ability to fund our operations could be materially harmed.  This facility expires on July 29, 2003.  The amount outstanding under this agreement was $637,000 at September 30, 2002.

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

Note H.   Sales of Investments:

                In the second and third quarters of 2002, we entered into several transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc. (“NextNet”). NextNet is a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of

Zamba, Sven Wehrwein, is a consultant for NextNet.  There are no other relationships or business transactions between the two companies since at the earliest January 1, 2000.

We sold a portion of our shares of Series A Preferred Stock in NextNet for $3.00 per share, and a portion of our shares of Series A Preferred Stock in NextNet for $6.00 per share.  We determined the sales price for our NextNet shares from various sources, including: a) discussions with potential investors, wireless telecommunications industry experts, investment bankers, and venture capitalists, b) looking at a proposed sale of NextNet stock with similar rights as ours that NextNet itself had considered immediately prior to our first sale to an outside investor, c) analyzing and comparing publicly held securities in related industries, d) considering our immediate cash needs, and e) the stage of development that NextNet was at as a company, at the time of the transactions. Another major factor in establishing the sales price was our determination of what an arms-length purchaser would pay for our shares.  We had approached potential buyers of our NextNet shares since June 2001, but we were unable to find any interest, for many reasons including the facts that NextNet had not yet obtained any significant orders and investors were not interested in the telecommunications sector in general.  On April 8, 2002, NextNet announced its first significant client, MVS Comunicaciones.  Based on this announcement, some potential buyers became more interested in purchasing NextNet stock from us.

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

The second series of transactions occurred between April 10 and April 30, 2002. During this second series, we entered into stock purchase agreements with seven private investors, in which we sold an aggregate of 229,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $1,380,000.  Of this amount, $880,000 was received in April and $500,000 was received in May.  All of the shares were sold at a per share price of $6.00.  In connection with the second series of sales of NextNet shares in April 2002, we entered into stock purchase agreements with two private investors, pursuant to which we agreed to sell an aggregate of 133,332 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $800,000.  Of this amount, $600,000 was received in September 2002 and $154,000 was received in October 2002, and remaining $46,000 is to be received at a later date.  The price for these shares is also $6.00 per share.  We recorded a deferred gain on sale of investment when we received the cash from these transactions, and a gain on sale of investment will be recorded when the shares are transferred to the private investors.

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

In the third quarter of 2002, we entered into stock purchase agreements with four private investors, in which we sold an aggregate of 30,002 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $180,012. We received the cash for these shares in August and September.  All of the shares were sold at a per share price of $6.00.  We recorded a deferred gain on sale of investment when we received the cash from these transactions, and a gain on sale of investment will be recorded when the shares are transferred to the private investors.

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

During the second quarter of 2002, as a result of the first two series of NextNet stock sales, including the sales to Mr. Costello arising out of his payments in February and March, we reported a gain on sale of investment of $2,655,000, net of a finders fee of $25,000 to Ralph Muse, a former CEO of NextNet.  During the third quarter of 2002, the third series of transactions, including the sales to entities managed by Dr. Doll, we reported a gain on sale of investment of $310,000.  As of September 30, 2002, we have recorded $2,080,012 as a deferred gain on sale of investment. We will report the gain on sale of investment when the shares are transferred to the private investors.

As of September 30, 2002, our remaining ownership is 1,305,000 shares of Series A Preferred Stock in NextNet, or approximately 20% of the equity in NextNet.  Of our remaining shares, we have placed 833,333 in an escrow account as collateral for our loan from Entrx Corporation.  We have also reserved an additional 250,000 of our NextNet shares for an option granted to Entrx pursuant to the loan.  See Note J for further discussion regarding the loan from Entrx.

Note I. Legal Matters

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On October 7, 2002, Key Equipment Finance International, Inc. filed a complaint against us in Hennepin County Minnesota District Court alleging that we breached three leases with Key for office furniture.  We filed our answer to this complaint on October 11, 2002.  Monthly rent on these leases was approximately $22,000.  As of May 20, 2002, we had not paid rent for the months of April and May 2002, and Key declared us to be in default of these leases.  In early June, Key recovered a letter of credit of approximately $263,000 for these leases.  Upon default, the lease allows Key to recover the amounts of unpaid rent as of the date payment is requested for the unpaid rent, plus interest on the unpaid rent for the period running from the date payment was requested through the date of payment, plus the “Stipulated Loss Value” for the equipment.  We are also potentially liable for Key’s attorneys’ fees.  Because no Stipulated Loss Value was attached to the contract, we believe that Key will only be entitled to the amount of unpaid rent as of the date payment was requested to be made, plus any interest that accrues on the unpaid rent which is less than the amount of money Key recovered through the letter of credit.  We have no assurance that we will be successful in our position regarding our liability for the Stipulated Loss Value.  We have returned most of the leased furniture to Key, and we believe that Key has already sold some or all of the equipment that we returned.  The amounts Key received from sale of the equipment may reduce the amount, if any, that we owe Key under the leases.  Key has requested $375,000 to settle this matter.  We have no assurance that a judgment against us will not meet or exceed the amount requested by Key for settlement or that we will not also be found liable for Key’s attorneys’ fees.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believes we breached his severance agreement with us following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annualized salary at the time of his separation was $240,000. Therefore, the value of Mr. Holden's claims is approximately $120,000, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden's claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden's claims are uncertain at this time.

We are attempting to resolve these matters, but we cannot be certain that we will be able to successfully resolve these matters on favorable terms, and we cannot be certain that we will be successful in litigation.  If we are unable to resolve these matters, and if we lose the litigation for these matters, our financial position could be materially harmed.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Note J.    Loan Agreement with Entrx Corporation

On November 5, 2002, we announced the closing of a loan agreement with Entrx Corporation (“Entrx”), under which Entrx will lend us up to $2.50 million in three separate advances.  The loan bears interest at the rate of 8% per annum of the outstanding advances, and we are required to make monthly interest payments on any outstanding advances.  We received the first advance of $1.00 million on November 4, 2002.  The second advance is due on December 15, 2002 and the third advance is due February 15, 2003.

The second advance, in the amount of $750,000, is subject to our achieving four conditions: (i) a loss from operations for the period from October 1, 2002 through November 30, 2002 no greater than $515,000; (ii) no “Material Adverse Occurrence” exists or has occurred as of December 15, 2002; (iii) each and every representation, warranty and covenant by us in the loan agreement remains true as of the date of the second advance; and (iv) no event occurs which constitutes, or with the passage of time or giving of notice would constitute, an “Event of Default” by us.  Generally, a material adverse occurrence means any event or occurrence that Entrx determines has, will or could reasonably be expected to materially adversely affect our business or financial condition or NextNet’s business or financial condition.  An event of default by us under the loan agreement generally means any of the following:

•      any failure by us to make an interest payment on any outstanding advance that is not paid within 15 days of written notice from Entrx;

•      any material misrepresentation by us in the loan agreement that continues for a period of 30 days after written notice from Entrx;

•      the application by us or consent to the appointment of a trustee or receiver of our business or property;

•      the institution of any dissolution or liquidation proceeding by or against us; or

•      the entry of judgments against us for the payment of money totaling in excess of $10.00 million, which remains outstanding for a period of 90 days without a stay of execution.

The third advance is due on February 15, 2003.  The third advance, also in the amount of $750,000, is subject to our achieving four conditions that are similar to those for the second advance, except that our loss from operations for the period from October 1, 2002 through January 31, 2003 is to be no greater than $807,000.

The advances under the loan agreement are convertible, at the option of Entrx, into either shares of our common stock or shares of Series A Preferred Stock of NextNet we own.  Entrx must provide the entire $2.50 million of the loan agreement in order to elect conversion into shares of our common stock, provided that this conversion option must be exercised on or before March 31, 2003.  If Entrx elects its loan into shares of our common stock, we will issue it that number of shares equal to 20% of all of our issued and outstanding common stock, including such shares.  Entrx may also elect, at any time on or before March 31, 2003, to convert all or part of the outstanding advances into shares of Series A Preferred Stock we hold in NextNet initially at $6.00 per share.  This conversion price is subject to adjustment.  Further, if we default under the loan agreement, the per share conversion price of the Series A Preferred Stock we hold in NextNet will be reduced to $3.00 per share, unless there is at the same time a default under the loan agreement by Entrx.  In connection with the loan agreement, we also entered into a Pledge and Escrow Security Agreement with Entrx pursuant to which we placed in escrow a stock certificate for an aggregate of 833,333 shares of Series A Preferred Stock in NextNet as security for the loan.

In connection with entering into the loan agreement, we granted Entrx an option to purchase up to an additional 250,000 of our shares of Series A Preferred Stock in NextNet initially at a price of $6.00 per share.  This option will expire on April 15, 2003, unless Entrx by that date has purchased at least 50,000 shares upon exercise of the option.  If Entrx timely completes this partial exercise, then Entrx will have until July 15, 2003 to exercise its option for the remainder of the shares covered by the option.

                Entrx was also granted the right to appoint one representative to be a member of our Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zamba Corporation provides customer relationship management (“CRM”) consulting and systems integration services for large corporations and other organizations.  CRM is a business strategy used by businesses and governmental organizations to help clients better anticipate, understand and respond to the needs of their current and potential customers through integrated, multi-channel solutions. CRM attempts to increase customers’ access to the enterprise through the use of multiple channels of communication, including Internet, call-based routing, and sales force automation, with the goal being to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our CRM expertise and experience, we have created solutions that we believe address each aspect of CRM, including strategy, marketing and analytics, content and commerce, contact center, field sales, field service and enterprise integration.  We also own stock in NextNet.  See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sales of a certain portion of our NextNet investment.

We currently derive most of our client revenues from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.  Our revenues and earnings  historically have fluctuated from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions, and other factors. Consequently, the results of operations described in this report may not be indicative of results to be achieved in future periods. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

Strategic Alliance With HCL Technologies

On February 22, 2002, we entered into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), in which we work with HCL and HCL America to jointly pursue, facilitate, manage and maintain business opportunities with Amdocs and Blue Cross Blue Shield for the provision of CRM services through the use of the services offered by, and the particular experience and expertise of, Zamba, HCL America and HCL.

This agreement includes a process whereby Zamba and both HCL entities are to approach clients jointly to obtain consulting agreements under which we will provide project management and consultants based in the United States, and HCL will provide consultants based in the United States and India.  All alliance contracts were to be in HCL’s name.  As part of this agreement, HCL agreed to fund 55% of the joint marketing expenses, including a portion of the payroll for our personnel that are assigned to the alliance, and the “profits,” as defined in the agreement, from client contracts serviced under the alliance are to be shared roughly in the same ratio as the funding of the payroll.  Although we have not been able to generate any clients through this alliance program and HCL ceased providing funding the joint marketing expenses after June 30, 2002, we have been able to utilize HCL personnel, including its personnel based in India, in a more traditional subcontracting role, in support of our engagements for our own clients.  We are currently in discussions with HCL regarding the structure of our ongoing relationship.  We expect that as a result of these discussions we will either terminate our relationship with HCL or enter into more of a traditional subcontracting and reseller arrangement under which each party will provide services in support of the other party’s engagements, with no dedicated marketing activities.

Results of Operations

Three months ended September 30, 2002, compared to the three months ended September 30, 2001

Net Revenues

Revenues decreased approximately 68% to $2.62 million in the third quarter of 2002 compared to $8.20 million in the third quarter of 2001. Revenues before reimbursements decreased approximately 68% to $2.45 million in the third quarter of 2002 compared to $7.67 million in the third quarter of 2001.  The decrease was due principally to the continued significant reduction in the demand for information technology consulting services, associated with a general slowdown in the economy. With this economic slowdown, many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue.  In conjunction with the decrease in our revenues, our billable headcount decreased to 55 as of September 30, 2002, compared to 147 as of September 30, 2001. We are also experiencing strong downward pricing pressures, which is adversely impacting our revenue.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.86 million or approximately 71% of net revenues in the third quarter of 2002 compared to $4.35 million or approximately 53% of net revenues in the third quarter of 2001.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount from 147 billable consultants as of September 30, 2001, to 55 billable consultants as of September 30, 2002. However, these costs represented an increased percentage of our overall revenue in the third quarter of 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we are experiencing strong downward pricing pressures, which is not only adversely impacting our revenue as described above, but our gross margins as well.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased approximately 69% to $168,000 in the third quarter of 2002 compared to $534,000 in the third quarter of 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $246,000 or approximately 9% of net revenues in the third quarter of 2002, compared to $1.32 million or approximately 16%

of net revenues in the third quarter of 2001.  The decrease between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $1.60 million or approximately 61% of net revenues in the third quarter of 2002, compared to $2.90 million or approximately 35% of net revenues in the third quarter of 2001. The overall decrease in costs was primarily due to cost savings of $510,000 in salaries, $330,000 in office and equipment lease expense, and $125,000 in telephone and network connection expenses.  The increase in percentage terms is due primarily to our costs for occupancy, information technology and salaries not decreasing at the same rate as our revenue. We anticipate the dollar amount of general and administrative expenses will decrease over the next two fiscal quarters.

Amortization of Intangibles

Amortization of intangibles was $0 in the third quarter of 2002 compared to $31,000 in the third quarter of 2001.  The amortization in 2001 was mainly due to tangible and identifiable intangible assets incurred from the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  All tangible and identifiable intangible assets from the acquisition were completely amortized as of December 31, 2001.

Interest Income

Interest income was $1,000 in the third quarter of 2002 compared to $36,000 in the third quarter of 2001.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $94,000 in the third quarter of 2002 compared to $49,000 in the third quarter of 2001.  The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, as well as amortization of our issuance costs related to the credit facility, which we established in February 2001.

Gain on Sale of Investment

                Gain on sale of investment was $310,000 in the third quarter of 2002 compared to $0 in the third quarter of 2001. This represents a gain from our sales of a total of 51,667 shares of our Series A Preferred Stock in NextNet, as described in Note H of our Notes to Consolidated Financial Statements.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

Our net loss for the quarter ended September 30, 2002 was $1.04 million, or $0.03 per share, compared to a net loss for the quarter ended September 30, 2001 of $937,000, or $0.03 per share.  Our net loss from operations for the quarter ended September 30, 2002 was $1.26 million, compared to a net loss from operations for the quarter ended September 30, 2001 of $924,000.

Nine months ended September 30, 2002, compared to the nine months ended September 30, 2001

Net Revenues

Revenues decreased approximately 73% to $8.37 million in the nine months ended September 30, 2002 compared to $30.58 million in the nine months ended September 30, 2001. Revenues before reimbursements decreased approximately 72% to $7.68 million in the nine months ended September 30, 2002 compared to $27.50 million in the nine months ended September 30, of 2001.  The decrease was due principally to the continued significant reduction in the demand for information technology consulting services, due to a general slowdown in the economy. With the economic slowdown, many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue. We are also experiencing strong downward pricing pressures, which is adversely impacting our revenue.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing service.  Project costs were $7.78 million or approximately 93% of net revenues in the nine months ended September 30, 2002 compared to $16.18 million or approximately 53% of net revenues in the nine months ended September 30, 2001.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount from 147 billable consultants as of September 30, 2001, to 55 billable consultants as of September 30, 2002. However, these costs represented an increased percentage of our overall revenue in the nine months ended September 30, 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we are experiencing strong downward pricing pressures, which is not only adversely impacting our revenue as described above, but also our gross margins.

Reimbursable Expenses

                Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased approximately 78% to $686,000 in the nine months ended September 30, 2002 compared to $3.08 million in the nine months ended September 30, 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $1.58 million or approximately 19% of net revenues in the nine months ended September 30, 2002, compared to $4.53 million or approximately 15% of net revenues in the nine months ended September 30, 2001.  The decrease in dollar terms between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue. The increase in percentage terms is due primarily to sales salaries being an increasing percentage of revenue as a result of our revenue being lower than anticipated in the nine months ended September 30, 2002.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $6.18 million or approximately 74% of net revenues in the nine months ended September 30, 2002, compared to $11.80 million or approximately 39% of net revenues in the nine months ended September 30, 2001. The dollar decrease was primarily due to implementing cost savings measures resulting in a decrease of $2.20 million in salaries, a decrease of $670,000 in bad debt expense, a decrease of $500,000 in recruiting fees, a decrease of $300,000 in travel and entertainment expenses, and a decrease of $500,000 in telephone and network connection expenses. The increase in percentage terms is due primarily to our costs for occupancy, information technology and salaries not decreasing at the same rate as our revenue.

Restructuring and Unusual Charges

Restructuring and unusual charges were $3.32 million in the nine months ended September 30, 2002 compared to $2.19 million in the nine months ended September 30, 2001.  Included in the current year amount was a $2.53 million charge for facility closings, subleasing, and lease termination costs, as well as $350,000 in severance pay related to headcount reductions, including three vice presidents, in the first quarter of 2002.  The facility charges included $276,000 for closing the Colorado Springs, Colorado and Boston, Massachusetts facilities, $290,000 for reducing the amount of space leased in the Minneapolis, Minnesota facility by approximately 60%, and $1.96 million for increasing the accrual for our St. Paul, Minnesota and Campbell,

California facilities to amounts consistent with buy-out offers made by our landlords.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.  Also, we undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  Our restructuring charge in the second quarter of 2001 was composed of $777,000 for severance payments, $123,000 for other employee-related costs, $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.

Amortization of Intangibles and Non-cash Compensation

Amortization of intangibles was $0 in the nine months ended September 30, 2002 compared to $106,000 in the nine months ended September 30, 2001.  The amortization in 2001 was mainly due to tangible and identifiable intangible assets incurred from the acquisition of The QuickSilver Group, Inc. (“QuickSilver”) in September 1998.  All tangible and identifiable intangible assets from the acquisition were completely amortized as of December 31, 2001.

Interest Income

Interest income was $12,000 in the nine months ended September 30, 2002 compared to $126,000 in the nine months ended September 30, 2001.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $219,000 in the nine months ended September 30, 2002 compared to $128,000 in the nine months ended September 30, 2001. The increase in interest charges is due to increased borrowings under our line of credit with Silicon Valley Bank, as well as amortization of our issuance costs related to the credit facility, which we established in February 2001.

Gain on Sale of Investment

                Gain on sale of investment was $2.96 million in the nine months ended September 30, 2002 compared to $0 in the nine months ended September 30, 2001. This represents a gain from our sales of a total of 714,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $2.96 million, net of a finders fee of $25,000 to Ralph Muse, a former CEO of NextNet, as described in Note H of our Notes to Consolidated Financial Statements.

Income Taxes

We have incurred net operating losses since inception.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Loss

As a result of the above, our net loss for the nine months ended September 30, 2002 was $8.42 million, or $0.22 per share, compared to a net loss for the nine months ended September 30, 2001 of $7.31 million, or $0.22 per share.  Our net loss from operations for the nine months ended September 30, 2002 was $11.18 million, compared to a net loss from operations for the nine months ended September 30, 2001 of $7.30 million.

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

Liquidity and Capital Resources

At September 30, 2002, we had approximately $326,000 in cash and cash equivalents, compared to $1.33 million at December 31, 2001. As of September 30, 2002, we had no significant capital spending or purchase commitments, except for a $500,000 purchase order for software licenses and training. We have not formally completed the purchase agreement for this, and do not intend to complete this purchase.  As of September 30, 2002, we had a negative working capital of $4.34 million, and a stockholder's deficit of $4.14 million.

Cash used in operating activities was $7.90 million for the nine months ended September 30, 2002 and resulted primarily from a loss before depreciation and amortization, non-cash compensation, and gain on sale of investment in NextNet, of $10.59 million, which was offset by an increase in accrued expenses of $1.59 million and a decrease in notes receivable of $500,000.  Cash used in operating activities was $5.13 million for the nine months ended September 30, 2001, due primarily to a net loss of  $7.31 million, offset by a decrease in accounts receivable of $2.19 million.

Cash provided from investing activities was $5.78 million for the nine months ended September 30, 2002, and resulted primarily from proceeds of $5.05 million from the sale of a portion of our NextNet shares.  Cash used in investing activities was $830,000 for the nine months ended September 30, 2001 and resulted primarily from the purchase of property and equipment.

Cash provided by financing activities was $1.12 million for the nine months ended September 30, 2002 and consisted primarily of $1.71 million in cash received from sale of our common stock, offset by a decrease of $463,000 in borrowings under our line of credit.  Cash provided by financing activities was $4.66 million for the nine months ended September 30, 2001 and consisted primarily of cash received from the sale of common stock of $2.24 million and proceeds from the line of credit of $2.80 million.

Future payments due under debt and lease obligations are as follows (in thousands):

Year Ending December 31,	Bank Line Of Credit	Notes Payable	Non Cancelable Operating Leases	Total
2002	$637	$17	$247	$901
2003	—	258	967	1,225
2004	—	164	742	906
2005	—	—	388	388
2006	—	—	—	—
Later	—	—	—	—
Total	$637	$439	$2,344	$3,420

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace our prior bank line of credit. This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This facility expires on July 29, 2003.  Our alleged default under a lease for furniture as set forth more fully in Note I is technically an "Event of Default" under the Accounts Receivable Purchase Agreement.  Upon default, Silicon Valley Bank may elect from remedies including declaring all amounts paid to us under the agreement due and payable in full, or ceasing to buy receivables from us.  Silicon Valley Bank has not elected to enforce this provision.  If Silicon Valley Bank decides to enforce this provision, or otherwise does not purchase receivables from us, our ability to fund our operations could be materially harmed.  The Accounts Receivable Purchase Agreement replaces a secured revolving credit facility that we established with Silicon Valley Bank on February 27, 2001, and amended on August 2, 2001 and December 31, 2001.    This facility was to expire on December 31, 2002, but was replaced by the Accounts Receivable Purchase Agreement.  Amounts outstanding under the revolving credit facility were converted to being outstanding under the Accounts Receivable Purchase Agreement.

In the second quarter of 2002, we entered into stock purchase agreements to sell certain of our Series A Preferred Stock in NextNet to various parties. The total proceeds received were $1,480,000 in April, $500,000 in May and $310,000 in June.  We also received an additional $600,000 in September and $200,000 in October from these sales.  In the third quarter of 2002, we entered into additional stock purchase agreements to sell certain of our Series A Preferred Stock in NextNet to various parties. The total proceeds received were $150,000 in August and $30,000 in September.  Also, in June 2002, we received an advance in the amount of $450,000 from Joseph B. Costello, our chairman. In July 2002, we received an additional $850,000 in advances from Mr. Costello. On August 6, 2002, these advances were converted to shares of Zamba’s NextNet Series A Preferred Stock.  See Note H to our Notes to Consolidated Financial Statements for additional discussion regarding our sales of NextNet stock.

On November 5, 2002, we announced the closing of a loan agreement with Entrx Corporation (“Entrx”), under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1.00 million on November 4, 2002.  The second and third advances will be made only upon the achievement of certain prescribed business milestones. See Note J of the Notes to Consolidated Financial Statements for additional discussion.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, and the receipt of $154,000 in October from a private investor for a portion of our NextNet investment and $1.00 million in November in connection with our loan from Entrx, should be sufficient to meet our working capital and capital expenditure requirements through at least January 31, 2003.  We should be able to meet our expenditure requirements at least through April 30, 2003, if we receive the second and third advances under the loan agreement with Entrx, although we can provide no assurance that these amounts will be sufficient to fund our business.  In the event that we do not receive the second or third advances under the Entrx loan agreement, and are unable to obtain funding from other sources, our financial position could be materially harmed and we could become unable to pay our creditors.

We will continue to explore possibilities for additional financing, which may include debt, equity, or other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or investments.  We cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance adversely affects our ability to obtain funds through our accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond January 31, 2003.  Additionally, if we receive an adverse judgment in the matters described in the discussion of “Legal Proceedings” set forth in Part II of this Quarterly Report on Form 10-Q, our financial position could be materially adversely affected and we may not be able to continue as a going concern.  Our ability to continue as a going concern depends upon our ability to continue to access our Accounts Receivable Purchase Agreement with Silicon Valley Bank, and obtain the second and third advances of $750,000 each under our loan agreement with Entrx, although we can provide no assurance that these amounts will be sufficient to fund our business.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $439,000 at September 30, 2002, as well as our Accounts Receivable Purchase Agreement with Silicon Valley Bank, under which $647,000 was outstanding at September 30, 2002. The interest rates charged on our long-term debt obligations are 7.0%, and these obligations mature quarterly through December 2003.  Borrowings under the Accounts Receivable Purchase Agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The interest is payable monthly. We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Zamba required to be included in our periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding our ability to reverse our recent revenue declines and obtain cash-flow profitability, our ability to obtain sufficient financing if we are unable to fund our operations from cash-flow, our ability to realize the expected benefits from our restructuring initiatives, the effect of the recent sale of the CRM products of a major CRM developer on our business, our ability to resolve our alliance with HCL or otherwise be able to access offshore consulting resources, our ability to attract and retain customers, our ability to adjust the mix of our services to meet the needs of the market, our ability to adapt to rapidly changing technologies in the CRM industry, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, our ability to obtain large-scale consulting services agreements, unpredictable client decision-making processes, changes in expectations regarding the information technology consulting industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable and notes receivable, our ability to protect and reuse our intellectual property, changes in general economic conditions and interest rates, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99.01 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On October 7, 2002, Key Equipment Finance International, Inc. filed a complaint against us in Hennepin County Minnesota District Court alleging that we breached three leases with Key for office furniture.  We filed our answer to this complaint on October 11, 2002.  Monthly rent on these leases was approximately $22,000.  As of May 20, 2002, we had not paid rent for the months of April and May 2002, and Key declared us to be in default of these leases.  In early June, Key recovered a letter of credit of approximately $263,000 for these leases.  Upon default, the lease allows Key to recover the amounts of unpaid rent as of the date payment is requested for the unpaid rent, plus interest on the unpaid rent for the period running from the date payment was requested through the date of payment, plus the “Stipulated Loss Value” for the equipment.  We are also potentially liable for Key’s attorneys’ fees.  Because no Stipulated Loss Value was attached to the contract, we believe that Key will only be entitled to the amount of unpaid rent as of the date payment was requested to be made, plus any interest that accrues on the unpaid rent, which is less than the amount of money Key recovered through the letter of credit.  We have no assurance that we will be successful in our position regarding our liability for the Stipulated Loss Value.  We have returned most of the leased furniture to Key, and we believe that Key has already sold some or all of the equipment that we returned.  The amounts Key received from sale of the equipment may reduce the amount, if any, that we owe Key under the leases.  Key has requested $375,000 to settle this matter.  We have no assurance that a judgment against us will not meet or exceed the amount requested by Key for settlement or that we will not also be found liable for Key’s attorneys’ fees.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believes we breached his severance agreement with us following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annualized salary at the time of his separation was $240,000. Therefore, the value of Mr. Holden's claims is approximately $120,000, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden's claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden's claims are uncertain at this time.

We are attempting to resolve these matters, but we cannot be certain that we will be able to successfully resolve these matters on favorable terms, and we cannot be certain that we will be successful in litigation.  If we are unable to resolve these matters, and if we lose the litigation for these matters, our financial position could be materially harmed.

We have settled some of the actual or threatened legal proceedings that were described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.  These matters include the following:

On October 10, 2002, we reached an agreement with Army Corps Operating Associates (“Army Corps”), to terminate our lease for a facility in St. Paul, Minnesota, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $500,000 in various installment payments from October 2002 through September 2003.  As of November 14, 2002, we have paid $105,000 of the settlement amount.

On October 10, 2002, we reached an agreement with WTA Campbell Technology Park LLC (“WTA”), to terminate our lease for a facility in Campbell, California, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $729,300 in various installment payments from October 2002 through August 2003.  As of November 14, 2002, we have paid $151,000 of the settlement amount.

On September 27, 2002, we entered into a settlement agreement with a furniture lessor, Fidelity Equipment Leasing, that had threatened to bring an action against us for an alleged breach of five equipment leases.  We agreed to pay a total of $120,000 from September 2002 through April 2003 in exchange for termination of the lease and a release of Fidelity’s claims.  As of November 14, 2002, we have paid $45,000 of the settlement amount.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                On October 16, 2002, the Audit Committee of our Board of Directors approved the provision of the following services to our company by KPMG LLP, our independent public accountants: (i) general tax compliance services; and (ii) other services approved by the Chairman of the Audit Committee, provided that the other services are allowable under the auditor independence provisions of the Sarbanes-Oxley Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits: (See attached exhibit index)

(b)           Reports on Form 8-K:

On August 20, 2002, we filed a report on Form 8-K to report the following:

On August 20, 2002, we submitted two requests for arbitration to the American Arbitration Association. Both claims are against private investors who had agreed in stock purchase agreements dated April 26, 2002, to each pay us $199,998 on August 1, 2002, in exchange for each investor receiving a total of 33,333 shares of our Series A Preferred Stock in NextNet. We were seeking to recover the aggregate amount of $399,996 that was due on August 1, 2002, as well as our costs and any other damages we incurred because of the failures of the two investors to pay us on the contract payment date. Each investor agreed under the April 26, 2002, stock purchase agreement to pay us approximately $600,000 in September 2002 (as discussed below).

On August 29, 2002, we filed a report on Form 8-K to report the following:

On August 27, 2002, at a regular meeting of our Board of Directors, we accepted the resignations of Subrahmanyan Raman and John Olsen from our Board of Directors and appointed Ashok Jain to replace Mr. Raman on our Board of Directors. Both Mr. Raman and Mr. Jain are executives with HCL Technologies ("HCL"), which is based in India. Mr. Raman is the Chief Operating Officer of HCL and joined our board in March 2002, following our execution of a strategic alliance agreement with HCL. Mr. Jain is an executive vice president of HCL and a director of HCL Technologies America. Mr. Olsen resigned because of the time commitments involved with his role as president and chief operating officer of Business Objects, which cause him to spend a significant amount of time in Europe. We currently do not have plans to replace Mr. Olsen on our Board of Directors.

On September 9, 2002, we filed a report on Form 8-K to report the following:

On September 3, 2002, we received approximately $600,000 from two private investors in exchange for each investor receiving shares of our Series A Preferred Stock in NextNet. The amounts paid represent all amounts due from each investor on August 1, 2002, and the entire amount due from one investor in September 2002, pursuant to agreements we had signed with each investor. As a result of our receipt of these payments, we withdrew arbitration proceedings we had instituted against the two private investors and reported on a Current Report on Form 8-K on August 20, 2002.

On November 5, 2002, we filed a report on Form 8-K to report the following:

On November 5, 2002, we announced the closing of a loan agreement with Entrx, under which Entrx agreed to lend us up to $2.50 million in three separate advances, subject to certain contingencies.  The loan agreement, the promissory note, and the escrow and pledge security agreement entered into in connection with the loan were attached as exhibits to the Current Report on Form 8-K that reported the loan.

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
Michael H. Carrel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2002

I, Norman D. Smith, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Zamba Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Norman D. Smith

Chief Executive Officer

I, Michael H. Carrel, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Zamba Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Michael H. Carrel

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
10.01	Stock Purchase Agreement between John T. Johnson and Zamba Corporation, dated August 9, 2002

10.02	Stock Purchase Agreement between Bob Tallard and Zamba Corporation, dated August 9, 2002

10.03	Stock Purchase Agreement between Herbert P. Koch and Zamba Corporation, dated August 13, 2002

10.04	Stock Purchase Agreement between Brian Lawton and Zamba Corporation, dated August 19, 2002

10.05	Settlement Agreement and Release between Fidelity Leasing, Zamba Corporation and Michael H. Carrel, dated September 24, 2002

10.06	Settlement Agreement and Release between Square 24 Associates and Zamba Corporation, dated October 4, 2002

10.07	Settlement Agreement and Release by and between WTA Campbell Technology Park, LLC and Zamba Corporation, dated October 9, 2002

10.08

Lease Termination Agreement and Release, by and between Army Corps Centre Operating Associates, Limited Partnership, a/k/a Army Corps Operating Associates, LP, a New Mexico Limited Partnership, successor-in-interest to CC Commercial LP ("Army Corps"), Zamba Corporation, a Delaware Corporation ("Zamba") and ZCA Corporation, a Minnesota Corporation f/k/a Camworks, Inc., ("ZCA"), dated October 10, 2002

10.09	Loan Agreement by and between Entrx Corporation and Zamba Coporation, dated November 5, 2002, (Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 5, 2002).

99.01	Cautionary Statement Regarding Forward-Looking Statements

99.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002