Form 10-K
period 2002-12-31
ZAMBA CORP
filed 2003-03-31
CIK 883741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,800,000 as of June 28, 2002, based on the closing sale price on the NASDAQ National Market for that date.  For purposes of this disclosure, shares of common stock beneficially held by the registrant’s directors, executive officers, and holders of more than 10% of the outstanding shares of the registrant’s common stock are assumed to be affiliates.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2003, was 38,822,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on June 5, 2003, are incorporated by reference into Part III of this report.

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

Factors that may impact forward-looking statements include, among others, the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources than we have, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to fund operations, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture, and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, changes in information technology spending within companies, changes in the global geopolitical situation, sales of our NextNet shares, and other factors identified in our filings with the Securities and Exchange Commission, including the factors set forth on Exhibit 99.01 to this Annual Report on Form 10-K.

Item 1.  Business.

Our Company

Our mission is to be the premier customer care services company and help our clients be more successful in acquiring, servicing, and retaining their customers

ZAMBA Corporation is a customer care services company.  We help our clients be more successful in acquiring, servicing, and retaining their customers.  Having served over 300 clients, ZAMBA is focused exclusively on customer-centric services by leveraging best practices and best-in-class technologies to enable insightful, consistent interactions across all customer touch points.  We provide strategy and business process consulting, as well as customization and systems integration for software applications, which we call “packages,” that our clients purchase from third parties.  Based on our expertise and experience, we have created a framework of interdependent processes and technologies to help our clients, including strategy, analytics and marketing, contact center, content and commerce, field sales, field service and enterprise integration.  These help our clients to implement standard methods for interacting with their customers, by integrating multiple technology-based sales, marketing, and service channels, such as the Internet, telephone, fax, email, wireless, and direct.

Our specific solution offerings include:

•                  Strategy & Alignment – This helps organizations in the creation of a customer-centric vision that is in alignment with their business strategies.  It defines the processes of change management and enterprise transformation necessary for the successful execution of the strategies in business.  This offering results in the development of a business case and a comprehensive roadmap, detailing specific customer care solutions that will provide consistent and integrated customer experience models and business processes;

•                  Customer Care Diagnostic – This helps organizations assess their progress toward achieving the desired customer centric model and identify ways to generate tangible business benefits for their investments.

•                  Analytics & Marketing – This helps organizations build a comprehensive repository of customer data, prepare that data for use through a variety of data analysis and data mining techniques, and then apply the insights developed to online and offline marketing activities, based on predictive models and real-time reactions to customer behaviors;

•                  Content & Commerce – This advances brand awareness and enhances multiple touch points by enabling enterprises to market and sell directly to customers online through the efficient creation, management and delivery of personalized transactive content, products and services;

•                  Contact Center – This helps organizations engage their customers in a multi-channel customer interaction center that provides superior service and consistent experiences, as well as cross-sell and up-sell activities via live agents or automated interactions;

•                  Field Sales – This allows organizations to shorten sales cycles and increase the probability of sales success through effective contact, lead, activity, opportunity, pipeline, account, commissions and territory management;

•                  Field Service – This helps organizations more efficiently provide customer service and support through the management of service requests, workforce scheduling, contracts, repair process tracking, service part usage, ordering and return, and defect tracking and reporting; and

•                  Enterprise Integration  – This enables the design and implementation of unified business processes and technology systems across the extended enterprise in order to link customer facing applications to one another, as well as to other systems, including Enterprise Resource Planning (“ERP”), supply chain and legacy, thereby aligning organizational processes and functions to deliver value to customers.

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

In 1998, less than 4% of our revenue was derived from the sale of proprietary hardware and software.  Since 1999, less than 1% of our revenue was derived from the sale of proprietary hardware and software.  We now exclusively provide customer care services as described above.

We currently derive a portion of our revenue from sales outside the United States. Approximately 11% of our 2002 revenues and 10% of our 2001 revenues were derived from customers located in Canada, including Enbridge Services, which is one of our larger accounts.  In 2000, less than 1% of our revenues were derived from Enbridge, and we received no other revenue from customers outside the United States.  Any long-lived assets located in foreign countries were immaterial for the past three fiscal years.

Industry Background

Customer-centric business strategies are used by businesses and governmental organizations to enhance their customers’ access to and experience with their enterprise through multiple channels of communication, including the Internet, telephone, and direct sales.  In addition, organizations implement Customer-centric business strategies to increase their knowledge of their customers’ preferences and needs.

The ability to profitably attract, retain, service and expand customer relationships is critical to success in today’s highly competitive market.  As companies implement tools and best practices to enhance their customer management abilities, they are realizing the importance of providing consistent, high quality customer experiences.  Because customers will no longer accept different treatments through different channels, companies must have an effective multi-channel approach for customer interactions.  However, integrating multiple channels with existing enterprise systems requires an enterprise-wide strategic vision, business process management skills and technology expertise.  To meet this challenge, organizations are seeking assistance from third party service providers.  However, in the past twelve to eighteen months, there has been a pronounced decline in customer spending for information technology consulting services.  There is no assurance that expenditures for information technology consulting services will return to their former levels.

Clients

We primarily target large and mid-size corporations. We have proven our expertise by implementing solutions for over 300 clients since 1998. Best Buy, Blue Cross Blue Shield, Enbridge Services and Union Bank of California, each accounted for over 10% of our revenues in 2002.  Best Buy, Nortel Networks, and Enbridge Services, each accounted for over 10% of our revenues in 2001. Best Buy was the only customer who accounted for more than 10% of our revenues in 2000.

Relationships With Leading Technology Providers

In order to deliver best-in-class solutions, we have established alliances with some of the world’s leading software companies and technology providers. Some of the companies that we have worked with in the past year include Amdocs, Art Technology Group, Aspect Communications, Genesys, Informatica, Interwoven, Microsoft, PeopleSoft, and Siebel Systems.  We also have a relationship with HCL Technologies (“HCL”), a technology consulting company based in India, under which we have used HCL’s lower-cost offshore consultants to provide services to our clients.  This relationship grew out of a prior strategic alliance with HCL that we entered into during the first quarter of 2002.  We mutually agreed with HCL to terminate our strategic alliance during the fourth quarter of 2002.

At the present time, we do not have material contracts with any of these companies. However, some of these relationships are important to us for the referrals they may provide.  Currently, our most significant alliances in terms of revenue opportunities are with Amdocs, Aspect, Microsoft and PeopleSoft.  In many instances, these companies sell their software packages to customers, and we then provide customization and systems integration.  In other cases, our clients request that we assist in determining the most appropriate software and technology packages to meet their needs.

Ownership in NextNet Wireless, Inc.

We own a material share of NextNet Wireless, Inc. (“NextNet”), a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman and a shareholder of NextNet.  Another one of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, is a consultant for NextNet.  We originally recorded our NextNet holdings at $0 because it was uncertain whether we would ever realize any value from our holdings.

As described in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we received approximately $5.22 million from various parties for selling a portion of our NextNet stock holdings during 2002.  Our ownership of NextNet was approximately 1.3 million shares of Series A Preferred Stock at December 31, 2002 and 2.4 million shares of Series A Preferred Stock at December 31, 2001.  Our ownership of NextNet also decreased by approximately 177,000 shares of Series A Preferred Stock in the first quarter of 2003 from sales to two private investors totaling $750,000.  Of our remaining shares, we have placed an aggregate of 583,333 in an escrow account as collateral for our loan from Entrx Corporation.  In addition, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares from us, to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

Competition

The services integration market is highly competitive and served by numerous global, national, regional and local firms.  The market includes participants from a variety of market segments, including consulting and systems integration firms, contract programming companies, application software firms and their professional services groups, and teleservice and contact center outsourcers.

We believe that our primary competitors include:

•                  Large systems integrators or management consulting firms (e.g., Accenture, IBM, BearingPoint, EDS)

•                  CRM consulting companies (e.g., Akibia, Braun, E-Loyalty, Inforte)

In addition to these external competitors, we also face competition from the professional service organizations of customer care product vendors and the information technology departments within potential client companies.  Some of our competitors, particularly large systems integrators, may have a pre-existing relationship with many of our potential customers, either through non-customer-centric services that they provide to such customers or, in the case of large management consulting firms, through audit or other non-audit services those management consulting firms provide to our current or potential clients.

We differ from nearly all of our competitors by our exclusive focus on customer centric services.  Our highly skilled consultants work closely with clients to implement industry best practices through technologies and business processes that drive business value.

In addition to facing a large number of potential competitors, many of our competitors also have certain advantages over us, including:

•                  better name recognition;

•                  a broader range of products and services;

•                  greater sales, marketing, distribution and technical capabilities;

•                  greater revenues and financial resources; and

•                  established market positions.

We believe that the principal competitive factors in the systems integration industry include technical expertise, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value.  We also believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of our competitors’ responsiveness to customer needs.  We believe that technological changes, the decreased spending on information technology consulting services by many current and potential clients, and industry consolidation or new entrants will continue to cause a rapid evolution in the competitive environment of the industry.  At this time, it is difficult to predict the full scope and nature of this evolution.  Increased competition could result in price reductions, reduced margins on technology consulting services, and a further loss of revenue.  We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

People and Culture

People are the most important ingredient in our success, and we attempt to foster programs to make ZAMBA a fulfilling and rewarding place to work. Our goal of helping clients satisfy their customers’ needs profitably, is achieved through the relationships our people build with our clients. As of December 31, 2002, we had 63 employees, mainly throughout North America. Of that total, 44 individuals were in our professional staff, and 19 were in administrative roles and business development.  During 2002 and 2001, as a result of the restructuring of our business, we reduced the number of our employees significantly through involuntary workforce reductions.  Additional information concerning our restructuring in 2002 and 2001 is contained in Item 7 of this report.

Our employees are not parties to any collective bargaining agreements, and we believe that relations with our employees are good.

Proprietary Rights

Our success is dependent upon our software deployment and consulting methodologies and other intellectual property rights.  The value that we provide to our clients is more dependent on our ability to help our clients identify strategic business benefits and to provide project management and delivery skills than it is on any particular piece of technology that we have developed.  We rely upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights.  We generally enter into confidentiality agreements with employees, consultants, clients and potential clients and limit access to, and distribution of, our propriety information.  There can be no assurance that our actions will be adequate to deter misappropriation of our propriety information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

One component of our services is to develop custom software applications in connection with specific client engagements.  Ownership of such software is generally assigned to our clients.  In addition, we also develop object-oriented software components that can be reused in software application development and certain foundation and application software products, or software tools, most of which remain our property.

Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future.

Web Site Access to SEC Filings

Our Web site address is www.zambasolutions.com.  We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and all amendments to those reports available free of charge on our Web site as soon as reasonably practicable after such material is electronically filed with the SEC.

Item 2.  Properties.

Our headquarters facility consists of approximately 10,000 square feet located in Minneapolis, Minnesota.  The facility is leased pursuant to an agreement that expires in December 2005.  We also maintain approximately 1,000 square feet of executive office space under short-term leases in San Jose, California and Toronto, Canada.

During 2002, we completed the significant reduction of our office space begun in 2001.  We reduced the size of our headquarters facility, which had been approximately 27,000 square feet, by returning approximately 17,000 to our landlord.  We also terminated leases for approximately 75,000 square feet in Campbell and Pleasanton, California; Colorado Springs and Parker, Colorado; Boston, Massachusetts; St. Paul, Minnesota, and Toronto, Ontario.  We also transferred a facility in Chennai, India to HCL Technologies.  Had they run to full term, the leases for the North American facilities that we terminated would have expired at various times through June 2007.  With the exception of the lease for the Parker, Colorado, facility, which terminated at the end of September 2002, we negotiated buyouts of all of the leases for these facilities during 2002.

We accrued various charges related to our lease terminations, including the following amounts in the quarter indicated: $1.17 million in the second quarter of 2001, $175,000 in the fourth quarter of 2001, $1.34 million in the first quarter of 2002, and $1.19 million in the second quarter of 2002.  As a result, future obligations for our office leases have decreased to approximately $1.85 million as of December 31, 2002, including $850,000 owed for lease termination settlements to be paid in 2003.  This is a decrease of approximately $11.06 million or 86% from the approximately $12.91 million of future facility obligations that we were responsible for as of December 31, 2001.

Further information regarding our lease termination agreements for facilities is contained in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.

Additional information about our remaining lease obligations are set forth in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believes we breached his severance agreement with us following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annual salary at the time of his separation was $240,000. Mr. Holden has offered to resolve this matter for $120,000, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden’s claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden’s claims are uncertain at this time.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

In addition to these matters, we settled other actual or threatened legal proceedings during 2002.  These settlements were discussed in our quarterly reports on Form 10-Q for the quarters ended June 30 and September 30, 2002.  The settlements discussed in the September 30 quarterly report include the items described below.

On March 13, 2003, we reached an agreement with Key Equipment Finance, to terminate our lease for office furniture and settle related litigation.  Under the agreement, we will pay a total of $145,000 in various installment payments from the settlement date through December 2003.  Key had previously filed a complaint against us in Hennepin County District Court in Minneapolis, Minnesota alleging that we had breached leases for office furniture.  This action was dismissed with prejudice upon settlement.

On October 10, 2002, we reached an agreement with Army Corps Operating Associates (“Army Corps”), to terminate our lease for a facility in St. Paul, Minnesota, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $500,000 in various installment payments from October 2002 through September 2003.  As of March 15, 2003, we have paid $225,000 of the settlement amount.

On October 10, 2002, we reached an agreement with WTA Campbell Technology Park LLC (“WTA”), to terminate our lease for a facility in Campbell, California, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $729,300 in various installment payments from October 2002 through August 2003.  As of March 15, 2003, we have paid $411,000 of the settlement amount.

On September 27, 2002, we entered into a settlement agreement with a furniture lessor, Fidelity Equipment Leasing, that had threatened to bring an action against us for an alleged breach of five equipment leases.  We agreed to pay a total of $120,000 from September 2002 through April 2003 in exchange for termination of the lease and a release of Fidelity’s claims.  As of March 15, 2003, we have paid $105,000 of the settlement amount.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters.

We were incorporated in Delaware in 1990 under the name Racotek, Inc.  Our common stock began trading on December 10, 1993, on the Nasdaq National Market under the symbol “RACO,” in connection with our initial public offering.  We changed our corporate name to Zamba Corporation on October 5, 1998, and, in conjunction with this name change, our common stock began trading under the symbol “ZMBA.”  As of July 1, 2002, our stock began trading on the Over-The-Counter Bulletin Board (“OTC BB”).

A summary of the range of high and low closing prices for our common stock for each quarterly period in the two most recent fiscal years, is presented below.  These prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	High	Low
2001
First Quarter	$4.00	$1.61
Second Quarter	1.99	0.77
Third Quarter	1.20	0.42
Fourth Quarter	0.62	0.34

2002
First Quarter	$0.70	$0.29
Second Quarter	0.63	0.17
Third Quarter	0.34	0.06
Fourth Quarter	0.25	0.06

We have never paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We intend to retain future earnings, if any, for the development of our business.

On March 21, 2003, the last reported sale price of our common stock on the OTC BB was $0.20.  As of March 21, 2003, we had approximately 5,600 stockholders of record.

Item 6.  Selected Financial Data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31)

(In thousands, except per share data)

	2002	2001	2000	1999	1998
Revenues:
Professional services	$10,184	$33,302	$41,740	$29,030	$9,373
Reimbursable expenses	915	3,486	4,426	2,489	592
Total revenues	11,099	36,788	46,166	31,519	9,965
Costs and expenses:
Project and personnel costs	9,366	20,036	20,549	15,225	4,513
Reimbursable expenses	915	3,486	4,426	2,489	592
Sales and marketing	1,750	5,824	5,791	2,695	2,187
General and adminsistrative	7,291	14,503	14,624	9,435	3,638
Restructuring charges and non-recurring items	3,321	2,188	753	—	—
Research and development	—	—	—	—	1,069
Amortization of intangibles	—	231	2,881	3,771	936
Loss from operations	(11,544)	(9,480)	(2,858)	(2,096)	(2,970)
Other income (expense), net	4,931	(49)	182	(10)	188
Net loss	$(6,613)	$(9,529)	$(2,676)	$(2,106)	$(2,782)
Net loss per share - basic and diluted	$(0.17)	$(0.28)	$(0.08)	$(0.07)	$(0.10)
Weighted average common shares outstanding - basic and diluted	38,419	33,568	31,572	30,628	26,792

CONSOLIDATED BALANCE SHEET DATA (as of December 31)

(In thousands)

	2002	2001	2000	1999	1998
Cash, cash equivalents and short - term investments	$549	$1,326	$4,843	$7,973	$3,054
Working capital (deficit)	(2,635)	(45)	7,143	6,707	4,173
Total assets	2,821	7,668	16,513	16,511	14,383
Long-term debt, less current	164	194	469	816	1,333
Total stockholders’ equity (deficit)	(2,330)	2,088	9,062	10,251	11,196

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$13,083	$9,160	$8,203	$6,213
Operating loss	(1,112)	(5,267)	(924)	(2,177)
Net loss	(1,082)	(5,286)	(937)	(2,224)
Net loss per share:
Basic	(0.03)	(0.16)	(0.03)	(0.06)
Diluted	(0.03)	(0.16)	(0.03)	(0.06)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$3,235	$2,513	$2,617	$2,734
Operating loss	(5,279)	(4,641)	(1,255)	(370)
Net income (loss)	(5,336)	(2,042)	(1,038)	2,173
Net income (loss) per share:
Basic	(0.14)	(0.05)	(0.03)	0.05
Diluted	(0.14)	(0.05)	(0.03)	0.05

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ZAMBA Corporation is a premier customer care services company.  We help our clients be more successful in: acquiring, servicing, and retaining their customers.  We work with our clients to help them to increase their customers’ access to the enterprise through the use of multiple channels of communication, including the internet, call-based routing, and sales force automation, and to increase the enterprise’s knowledge of the preferences and needs of its customers.  Based on our expertise and experience, we have created solutions that we believe address each aspect of a customer-centric, including strategy, marketing and analytics, content and commerce, contact center, field sales, field service and enterprise integration.  We also own approximately 12% of the equity in NextNet Wireless, Inc., a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet Wireless, Inc. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet Wireless, Inc.  Additionally, another director of Zamba, Sven Wehrwein, is a consultant for NextNet.

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

We incurred significant losses and negative cash flows from operations during the year ended December 31, 2002.  We also had a negative working capital of $2.64 million and a stockholders’ deficit of $2.33 million at December 31, 2002.  To fund operations we raised $9.40 million in funding in 2002 and the first quarter of 2003.  This is discussed in more detail in the Liquidity and Capital Resources section of this report.

Restructuring Charges and Non-Recurring Items

We incurred unusual charges in the first and second quarters of 2002 that, in the aggregate, were equivalent to approximately 30% of our 2002 revenue.  In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters, and in the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters.  Included in the first quarter charges was a  $1.34 million charge related to the leases for our Campbell, California, and Colorado Springs, Colorado, facilities, and included in the second quarter charges this amount was a $1.19 million charge for facility closings and lease termination costs.  The second quarter facility charges included $190,000 for closing our Boston, Massachusetts, facility, $290,000 for reducing the amount of space we occupy in Minneapolis, Minnesota, and $713,000 for increasing the accrual for terminating our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.   We subsequently reached termination agreements with our St. Paul and Campbell landlords.  Upon completion of the termination payments to our St. Paul and Campbell landlords during the third quarter of 2003, we expect to realize annual savings of approximately $2.8 million related to all of the facility terminations and reductions described above.  We also incurred a $350,000 charge during the first quarter of 2002 for severance pay relating to the reduction in headcount, including the separation of three vice presidents, which have resulted in annualized savings of approximately $3.5 million.  The second quarter unusual charge also included a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001. Mr. Edelhertz is a member of our board of directors and was our president and CEO from October 1998 through October 2000 and a vice president from August 1996 through October 1998.

We also incurred restructuring and unusual charges in 2001 and 2000.  We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first and second quarters of 2002, as described above.  Our restructuring charge in the second quarter of 2001 represented approximately 6% of our revenue for 2001, and was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.

Non-recurring charges of $753,000 were recorded in 2000. This represents approximately 2% of the revenue for 2000.  The items consist of severance expenses for senior management departures, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract.

Restructuring activities through December 31, 2002, were as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Fourth Quarter 2000 Provision	$240,000	$307,000	$206,000	$753,000
2000 Utilized	—	(137,000)	(206,000)	(343,000)
Balance as of December 31, 2000	240,000	170,000	—	410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	$1,526,000	$135,000	$—	$1,661,000

We expect to pay approximately $1.49 million of the balance from these restructuring activities in 2003, $85,000 in 2004 and $85,000 in 2005.

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues

Revenues decreased approximately 70% to $11.1 million in 2002 compared to $36.8 million in 2001. Revenues before reimbursement of expenses decreased approximately 69% to $10.2 million in 2002 compared to $33.3 million in 2001.  This decrease was due principally to the continued significant reduction in the demand for information technology consulting services, which is the result of a general slowdown in the economy. Many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue. We are also experiencing strong downward pricing pressures, which is adversely impacting our revenue.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments and is directly associated, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing our services.  Project costs were $9.4 million, or 84% of net revenues, in 2002, compared to $20.0 million, or 54% of net revenues, in 2001.  The decrease in project costs between these periods was due primarily to the decrease in our headcount from 122 billable consultants as of December 31, 2001, to 44 billable consultants as of December 31, 2002.  However, these costs represented an increased percentage of our overall revenue in 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we are experiencing strong downward pricing pressures, which is not only adversely impacting our revenue as described above, but also our gross margins.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), which was effective for reporting periods beginning after December 15, 2001, reimbursable expenses are separate line items in both revenue and cost of revenue. Prior to implementation of this Announcement, we had accounted for reimbursable expenses by offsetting the amounts we were paid against project and personnel costs.  Reimbursable expenses decreased approximately 74% to $915,000 in 2002 compared to $3.5 million in 2001. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $1.8 million, or 16% of net revenues in 2002, compared to $5.8 million, or 16% of net revenues, in 2001. The decrease in dollar terms between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, facility costs, and finance, legal, human resources and administrative groups.  General and administrative expenses were $7.3 million, or 66% of net revenues, in 2002, compared to $14.5 million, or 39% of net revenues, in 2001.  The increase as a percentage of revenue was primarily due to revenue being much lower than anticipated in 2002, along with not being able to reduce our fixed costs accordingly.  The decrease in the dollar amount was due to our many cost savings initiatives.  Salaries and related payroll taxes and benefits decreased by $2.56 million in 2002 as compared to 2001 due to a decrease in the number of general and administrative personnel from 28 at December 31, 2001, to 15 at December 31, 2002.  Outside services costs decreased by $740,000 in 2002 as compared to 2001, mainly due to recruiting fees paid for new hires in 2001.  Phone and network charges decreased by $640,000 in 2002 as compared to 2001, mainly due to rate negotiations and office closures.  Office rent decreased $630,000 in 2002 as compared to 2001 due to lease buyouts in 2002. Bad-debt expense decreased by $400,000 in 2002 as compared to 2001, mainly due to having no large bad-debt write-offs in 2002.  Travel and entertainment costs decreased by $380,000 in 2002 as compared to 2001, mainly because we had fewer employees and undertook cost-savings initiatives.  Equipment rent decreased by $310,000 in 2002 as compared to 2001 due to buyouts of some of our equipment leases during 2002.

Amortization of Intangibles

Amortization of intangibles was $0 in 2002 compared to $231,000 in 2001.  The amortization is due to the acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  The Quicksilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts were amortized over economic useful lives of between two and four years.   All of the costs related to the QuickSilver acquisition were fully amortized as of December 31, 2001.

Gain on Sale of NextNet Shares

We realized a gain on the sale of a portion of our investment in NextNet of $5.22 million in 2002.  We did not sell any of our NextNet shares in 2001. Our 2002 gain represents the proceeds from sales of approximately 1.1 million shares of our Series A Preferred Stock in NextNet to various parties, which are more fully described in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

Interest Income

Interest income was $12,000 in 2002 compared to $139,000 in 2001.  The decrease is interest income is primarily due to our having significantly smaller balances of cash and investments during 2002 in comparison to 2001.

Interest Expense

Interest expense in 2002 was $280,000 compared to $188,000 in 2001.  The increase in interest expense is due to our increased borrowing needs in 2002, increased interest rates under our accounts receivable funding agreement, which was signed in July 2002, and the predecessor line of credit facility, and higher amortization of issuance costs related to the accounts receivable funding agreement and the credit facility.

Income Taxes

We have incurred net operating losses since inception.  We are uncertain about whether we will have taxable earnings in the future, and we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2002, we had approximately $87 million of net operating loss carryforwards for both financial statement and federal income tax purposes that will begin to expire in 2005.  The use of these carryforwards in any one year is limited under Internal Revenue Code Section 382 because of significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Net Revenues

Revenues decreased approximately 20% to $36.8 million in 2001 compared to $46.2 million in 2000. Revenues before reimbursement of expenses decreased approximately 20% to $33.3 million in 2001 compared to $41.7 million in 2000.  This decrease was due principally to the continued significant reduction in the demand for information technology consulting services, which is the result of the general slowdown in the economy. Many companies have either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue. We are also experienced strong downward pricing pressures, which adversely impacted our revenue.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments and is directly associated with, and varies with, the level of client services being delivered. These costs represent the most significant expense we incur in providing service.  Project costs were $20.0 million, or approximately 54% of revenues, in 2001, compared to $20.5 million, or approximately 45% of revenues, in 2000.  The increase in the percentage of costs compared to revenues was primarily from decreased revenues due to a significant reduction in demand for information technology consulting services in 2001. Further, our revenue decreased at a greater rate than we reduced project and personnel costs, resulting in project costs being an increased percentage of our overall revenues.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Reimbursable expenses decreased approximately 21% to $3.5 in 2001 compared to $4.4 million in 2000. The decrease is due to the overall decline in revenue and services performed during the same time period.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $5.8 million, or approximately 16% of net revenues in 2001, compared to $5.8 million, or approximately 13% of net revenues, in 2000. Commission costs decreased by $270,000 in 2001 as compared to 2000 due to lower revenue, but this was offset by an increase in salaries paid due to hiring additional sales personnel. The increase as a percentage of revenue was primarily due to lower revenue than anticipated.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, facility costs, and finance, legal, human resources and administrative groups.  General and administrative expenses were $14.5 million, or approximately 39% of revenues, in 2001, compared to $14.6 million, or 32% of net revenues, in 2000.  The increase as a percentage of revenue was primarily due to revenue being much lower than anticipated in 2001. Although our total costs remained relatively consistent, there were many fluctuations in 2001 when compared to 2000.  Office rent increased $500,000 in 2001 as compared to 2000 due to new and expanded facility leases in the second half of 2000, primarily in Campbell, California and Minneapolis, Minnesota.  Equipment rent increased by $800,000 in 2001 as compared to 2000 due to leasing of furniture, computers and computer equipment, and upgraded phone systems.  Much of this equipment was leased in the third and fourth quarters of 2000 and first quarter of 2001 as we were still hiring employees in anticipation of revenue growth. This expense was offset partially by a decrease in depreciation of $180,000 in 2001 as compared to 2000.  Depreciation decreased since we are now leasing more equipment instead of purchasing the equipment.  Outside services costs increased by $600,000 in 2001 as compared to 2000, mainly due to recruiting fees paid for new hires.  Travel and entertainment costs decreased by $700,000 in 2001 as compared to 2000, mainly due to cost-savings initiatives.  Bad-debt expense decreased by $540,000 in 2001, as compared to 2000, mainly due to three dot-com customer write-offs in 2000.

Amortization of Intangibles

Amortization of intangibles was $231,000 in 2001 compared to $2.9 million in 2000.  The amortization is due to the acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  The Quicksilver acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts were amortized over economic useful lives of between two and four years.   All of the costs related to the QuickSilver acquisition were fully amortized as of December 31, 2001.

Interest Income

Interest income was $139,000 in 2001 compared to $251,000 in 2000.  The decrease in interest income is primarily due to our having significantly smaller balances of cash and investments during 2001 in comparison to 2000.

Interest Expense

Interest expense in 2001 was $188,000 compared to $69,000 in 2000.  The increase in interest expense is due to establishing, and using a line of credit with Silicon Valley Bank in 2001.

Income Taxes

We have incurred net operating losses since inception.  We are uncertain about whether we will have taxable earnings in the future, and we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks to these policies on our business, financial conditions and results of operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see Note 1 of our notes to the consolidated financial statements.  Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Investment in NextNet Wireless, Inc.

Revenue Recognition.  We derive our revenues from systems integration services and post-implementation support agreements.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting (based on the ratio of hours incurred to total estimated hours) in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts.” Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenue pursuant to time and material contracts are recognized as the services are performed.  Customer support revenues are recognized ratably over the term of the underlying support agreements.  We have binding contractual agreements with our customers to support our revenue.

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

Allowance for Doubtful Accounts.  The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets.  Specifically, we must make estimates of the collectability of our accounts receivable.  We determine the adequacy of our allowance for doubtful accounts by analyzing historical write-off rates, customer credit-worthiness, current economic trends and changes in our customer payment terms.  If we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.), we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received.  In addition, a general reserve is established for all customers based on a range of percentages applied to the remaining balance.  This percentage is based on our historical collection and write-off experience.  If circumstances change, our estimates of the recoverability of amounts due to us could be reduced materially.  Our accounts receivable balance was $662,000, net of allowance for doubtful accounts of $144,000, as of December 31, 2002.

Holdings in NextNet Wireless, Inc.  On September 21, 1998, we transferred our “NextNet” wireless data technology to an entity now known as “NextNet Wireless, Inc.”, and certain of our employees became NextNet employees.  In exchange for this technology, we received an equity stake in NextNet Wireless.  We originally recorded our NextNet holdings at $0 because it was uncertain whether we would ever realize any value from our holdings.

We have accounted for our NextNet holdings using the equity method of accounting because we have “significant influence” (usually defined as owning 20% or more of the outstanding voting stock, and may also include other factors, such as the level of representation the equity holder has on the Board of Directors of the issuing company) over NextNet’s operations.  The equity method requires us to recognize our proportionate share of income and losses from NextNet’s operations, and to make equivalent adjustments to the valuation of our holdings, provided that losses are not to be recognized after the valuation of our holdings are written down to $0.  Because the original basis of the investment was $0, and because NextNet has incurred losses since its inception, we have not recognized any of the losses by NextNet.  Our NextNet holdings continue to be valued at $0 as of December 31, 2002.

If we did not have “significant influence” over NextNet’s operations, and NextNet did not have a “readily determinable fair value,” then we would account for our NextNet holdings using the cost method of accounting (investment carried at the original cost basis), which would result in the same valuation of $0 as we currently have, because we had expensed all amounts related to NextNet before NextNet Wireless was formed.  However, if we did not have “significant influence” over NextNet’s operations, but NextNet did have a “readily determinable fair value,” then we would account for our NextNet holdings at the then fair value.  Because our holdings now represent less than 20% of the outstanding voting stock, we will no longer have significant influence over NextNet’s operations.  NextNet is not a publicly traded company, so it does not have a readily determinable fair value.  Therefore we will continue to value our NextNet holdings at our original cost basis of $0.  “Readily determinable fair value” is defined under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (SFAS 115), as existing when sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the SEC or in the over-the-counter market.

As described in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we received approximately $5.22 million from various parties for selling a portion of our NextNet holdings in 2002.

We do not have any obligation to provide future funding to NextNet. We owned approximately 1.3 million shares and 2.4 million shares of NextNet Series A Preferred Stock as of December 31, 2002 and 2001, respectively.  Our ownership of NextNet also decreased by approximately 177,000 shares of Series A Preferred Stock in the first quarter of 2003 from sales to two private investors totaling $750,000.  Of our remaining shares, we have placed an aggregate of 583,333 in an escrow account as collateral for our loan from Entrx Corporation.  In addition, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares from us, to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

Liquidity and Capital Resources

We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At December 31, 2002, we had approximately $549,000 in cash and cash equivalents compared to $1.33 million at December 31, 2001.  As of December 31, 2002, we had a negative working capital of $2.64 million, and a stockholder’s deficit of $2.33 million.

Cash used in operating activities was $8.4 million for the year ended December 31, 2002, and resulted primarily from an overall net loss, not including our gains on sales of NextNet shares, of approximately $11.8 million, offset by an increase in accrued expenses of $925,000, a decrease in accounts receivable of $900,000, and a decrease in notes receivable of $535,000. Cash used in operating activities was $5.5 million for the year ended December 31, 2001, and resulted primarily from a net loss of  $9.5 million and a decrease in deferred revenue of $1.4 million, offset by a decrease in accounts receivable of $4.0 million, and a decrease in notes receivable of $1.3 million.

Cash provided by investing activities was $5.4 million for the year ended December 31, 2002, and resulted primarily from proceeds from sales of a portion of our NextNet shares.  Cash used in investing activities was $703,000 for the year ended December 31, 2001, and resulted primarily from the purchase of property and equipment.

Cash provided by financing activities was $2.2 million for the year ended December 31, 2002, and consisted primarily of proceeds from sale of common stock of $1.7 million and proceeds from a short-term loan of $1.0 million, but was partially offset by a decrease in the line of credit balance of $802,000.  Cash provided by financing activities was $2.7 million for the year ended December 31, 2001, and consisted primarily of proceeds from sale of common stock of $2.3 million and proceeds from the line of credit of $1.1 million, but was partially offset by $490,000 of payments of outstanding debt.

Future payments due under debt and lease obligations, as of December 31, 2002, are as follows (in thousands):

Year Ending December 31,	Bank Line Of Credit	Short - Term Loan	Notes Payable	Non Cancelable Operating Leases	Accrued Lease Settlements	Total
2003	$298	$1,000	$266	$944	$938	$3,446
2004			164	747	—	911
2005			—	388	—	388
Total	$298	$1,000	$430	$2,079	$938	$3,807

We have a loan agreement, as amended, with Entrx Corporation (“Entrx”), under which Entrx agreed to lend us up to $1.75 million.  We received the first advance of $1 million on November 4, 2002 and we received $750,000 from Entrx in the first quarter of 2003.  Entrx must elect, at any time on or before March 31, 2003, to convert all or part of the outstanding advances into shares of Series A Preferred Stock we hold in NextNet at $6.00 per share.  This conversion price is subject to downward adjustment through June 30, 2003, if NextNet or Zamba sell NextNet shares at a lower per share price, assuming that all shares are converted to NextNet common stock.  Further, if we default under the loan agreement, the per share conversion price of the Series A Preferred Stock we hold in NextNet will be reduced to $3.00 per share, unless there is at the same time a default under the loan agreement by Entrx.  In connection with the loan agreement, we also entered into a Pledge and Escrow Security Agreement with Entrx pursuant to which we placed in escrow a stock certificate for an aggregate of 583,333 shares of Series A Preferred Stock in NextNet as security for the loan through June 30, 2003.

On February 17, 2003, we entered into stock purchase agreements to sell 125,000 shares of our Series A Preferred Stock in NextNet to  two private investors at $6.00 per share, for a total of $750,000.  We received the full amount on February 17, 2003.  This investor group may also receive more of our NextNet shares if, at any time prior to March 31, 2003, NextNet sells any preferred shares for an aggregate purchase price equal to or in excess of Two Hundred Fifty Thousand Dollars ($250,000) at a per share purchase price that is less than $6.00 per share.  In such event, we will provide these investors with an amount of additional NextNet shares that causes the per share purchase price paid to be equivalent to the lower per share price of the subsequent sale.  In accordance with this provision, we provided these two investors with an additional 52,305 shares in March 2003.  Also in connection with this sale, we issued a warrant to a third party affiliated with a prior purchaser of NextNet shares to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

We partly fund our operations through an Accounts Receivable Purchase Agreement with Silicon Valley Bank.  We entered into this agreement on July 29, 2002.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  The balance outstanding under this line of credit was $298,000 at December 31, 2002.  Based on eligible receivables, an additional $325,000 was available for borrowing at December 31, 2002.  Prior to July 29, 2002, we maintained a line of credit with Silicon Valley Bank. Although there are no financial covenants in the new agreement with Silicon Valley Bank, the bank may still declare default in certain circumstances, including our default under any leases or contracts.

We believe that our existing cash and cash equivalents at December 31, 2002, in addition to cash we have received subsequent to December 31, 2002 under our loan agreement with Entrx Corporation and from the sale of shares of Series A Preferred Stock in NextNet, as well as cash we obtain on a regular basis under our Accounts Receivable Purchase Agreement with Silicon Valley Bank, will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2003.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or remaining investment in NextNet.

New Accounting Standards

In November 2001, the Financial Accounting Standards Board (FASB) issued Staff Announcement, Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense.  Previously, we classified these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement was effective for financial reporting periods beginning after December 15, 2001, and accordingly, we implemented it on January 1, 2002.  We adjusted revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification had no effect on current or previously reported net income (loss) or earnings (loss) per share.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes EITF No. 94-3.  The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan.  The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, we will apply this standard to all exit or disposal activities initiated after January 1, 2003.

Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Zamba required to be included in our periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our outstanding debt obligations of $430,000, our accounts receivable purchase agreement of $298,000, and our note payable to Entrx of $1.0 million at December 31, 2002.  As discussed in Note 10 to the consolidated financial statements, the annualized interest rates charged on our debt obligations range from 8.0% to 10.0%, and the obligations mature monthly and quarterly through December 2003.  As discussed in Note 8 to our consolidated financial statements, the interest rate charged on borrowings against our accounts receivable purchase agreement is 1% per month, plus an administrative fee of 0.25%. As discussed in Note 9 to the consolidated financial statements, the interest rate charged on the note payable to Entrx is 8%, and is payable monthly.  On February 19, 2003, this loan agreement was amended.  A second advance of $750,000 was paid in the first quarter of 2003 and the obligation of Entrx to pay a third installment was waived.  Entrx also waived its rights to convert all outstanding advances into shares of our common stock, and terminated its option to purchase additional shares of our NextNet stock.  Entrx also agreed to waive interest charges after December 2003.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term, low-risk vehicles, such as money market investments. Changes in market interest rates should not have a material effect on our financial condition or results of operations.

Item 8.  Financial Statements and Supplemental Schedule.

The Financial Statements, Supplemental Schedule and Independent Auditors’ Report thereon that follow this Annual Report on Form 10-K are incorporated herein by reference:

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information concerning our directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Election of Directors” in Item No. 1, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our definitive Proxy Statement (the “Proxy Statement”) to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2003, and is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)          Documents Filed as Part of Form 10-K

(1)          Financial Statements

•                  Consolidated Balance Sheets as of December 31, 2002 and 2001

•                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•                  Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

•                  Notes to Consolidated Financial Statements

•                  Supplemental Schedule – Schedule II Valuation and Qualifying Accounts

•                  Independent Auditors’ Report

(2)          Financial Statement Schedules

•                  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted since they are either not required, not applicable, or the information is otherwise included, except for Schedule II, which is attached to the financial statements included in this Item 14.

(3) Exhibits

3.01

Registrant’s Fifth Amended and Restated Certificate of Incorporation, dated August 3, 2001 (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.02

Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 14, 1994 (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference).

3.03

Registrant’s Bylaws, as amended (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, and incorporated herein by reference).

4.01

Form of specimen certificate for Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993).

4.02

Rights Agreement dated September 12, 1994, and amended on December 20, 2002, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares (Incorporated by reference to Exhibit 4.02 to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, to Exhibit 4.01 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002, and to Exhibit 1 to the Registrant’s filing on Form 8-A/A on December 20, 2002).

4.03

Amendment No. 1 to Rights Agreement dated January 29, 2002, by and among Zamba Corporation and Wells Fargo Bank Minnesota, N.A. f/k/a Norwest Bank Minnesota, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.01*

Registrant’s 1989 Stock Option Plan, as amended, and related documents (Incorporated by reference to Exhibit 10.01 to the Registrant’s Registration Statement on Form S-1 (No. 33-70728), that was declared effective December 9, 1993).

10.02*

Registrant’s 1993 Equity Incentive Plan and related documents, as amended through January 10, 1998 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**

10.03

Registrant’s 1993 Directors Stock Plan, as amended, and related documents, as amended through November 14, 1995 (Incorporated by reference to Exhibit 10.03to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.04*	Registrant’s 1994 Officer’s Option Plan (Incorporated by reference to Exhibit 10.04 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

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

10.08

Lease Agreement dated April 8, 1998, by and between the Registrant and EOP-New England Executive Park, L.L.C. for premises at 8 New England Executive Park, Burlington, Massachusetts 01893 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.09

Lease Agreement dated September 14, 1998, by and between the Registrant and Square 24 Associates (d.b.a. Square 24 Associates L.P.) for premises at 3875 Hopyard Road, Pleasanton, California 94588 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.10*

Change of Control Agreement between the Registrant and Michael Carrel dated July 8, 1999 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999).

10.11*

Change of Control Agreement between the Registrant and Ian Nemerov dated July 8, 1999 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999).

10.12

Lease dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.13

Work Letter Agreement dated January 4, 2000, between the Registrant and WTA Campbell Technology Park LLC (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.14

Lease Agreement dated May 5, 2000, between the Registrant and Harvard Property (Lake Calhoun), LP (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

10.15

Lease Agreement dated May 31, 2000, between the Registrant and EOP-New England Executive Park, LCC (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

10.16*	Registrant’s 2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3(1) to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission on June 29, 2000).

10.17*

Registrant’s 1999 Non-Officer Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission that was declared effective on December 18, 2000).

10.18*

Registrant’s 2000 Non-Officer Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 that was filed with the Securities and Exchange Commission that was declared effective on December 18, 2000).

10.19

Loan and Security Agreement dated February 27, 2001, between the Registrant and Silicon Valley Bank, Commercial Finance Division (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20

Registration Rights Agreement dated February 27, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.21

Warrant to Purchase Stock dated February 27, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2000).

10.22

Stock Purchase Agreement dated June 29, 2001, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001).

10.23*

Warrant to Purchase Shares of Common Stock issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2001).

10.24*

Settlement and Release Agreement dated August 2, 2001, between the Registrant and Paul Edelhertz (Incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.25

Amendment to Loan Document as of June 30, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.26

Warrant to Purchase Stock dated August 2, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.27

Amendment to Loan Document as of December 31, 2001, between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.44 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.28

Warrant to Purchase Stock dated December 31, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.29

Registration Rights Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.46 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.30

Stock Purchase Agreement dated January 31, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.31

Warrant to Purchase Common Stock dated January 31, 2002, issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.32	Form of Stock Purchase Agreement dated February 1, 2002 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.33	Form of Warrant to Purchase Common Stock dated February 1, 2002 (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.34

Third Amendment Lease dated February 6, 2002, between Zamba Corporation and Square 24 Associates (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.35	Sublease Consent and Agreement dated February 7, 2002, between Zamba Corporation, Square 24 Associates and Park Place Associates (Incorporated by

reference to Exhibit 10.52 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.36

Sublease Agreement dated January 9, 2002, between Zamba Corporation and Park Place Capital Corporation (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.37

Sublease Agreement dated February 19, 2002, between Zamba Corporation and Purlight LLC (Incorporated by reference to Exhibit 10.54 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.38

Strategic Alliance Agreement between Zamba Corporation, HCL Technologies America, Inc. and HCL Technologies Limited, India, dated February 22, 2002 (Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.39

Stock Purchase Agreement dated February 21, 2002, between Zamba Corporation and HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.40

Warrant to Purchase Common Stock dated February 21, 2002, issued by Zamba Corporation to HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.41

Stock Purchase Agreement dated February 26, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.42

Stock Purchase Agreement dated March 25, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.59 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.43

Amendment No. 1 to the Stock Purchase Agreement date February 26, 2002, dated March 25, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.60 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.44

Stock Purchase Agreement between Jafco America Ventures, Inc. and Zamba Corporation, dated April 30, 2002 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30,2002).

10.45

Lease Termination Agreement between EOP-England Executive Park, LLC and Zamba Corporation, dated May 31, 2002 (Incorporated by reference to Exhibit b10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.46

Stock Purchase Agreement between Robert S. Colman Trust and Zamba Corporation, dated May 29, 2002 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.47

Stock Purchase Agreement between Doll Technology Investment Fund and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.48

Stock Purchase Agreement between Doll Technology Affiliates Fund and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.49

Stock Purchase Agreement between Doll Technology Side Fund L.P. and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.50

Stock Purchase Agreement between Thomas Magne and Zamba Corporation, dated June 13, 2002 (Incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.51

Zamba Corporation Second Amendment to Lease Agreement between Acky-Calhoun, LLC and Zamba Corporation, dated July 11, 2002 (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.52

Accounts Receivable Purchase Agreement between Silicon Valley Bank and Zamba Corporation, dated July 29, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.53

Stock Purchase Agreement between John T. Johnson and Zamba Corporation, dated August 9, 2002 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.54

Stock Purchase Agreement between Bob Tallard and Zamba Corporation, dated August 9, 2002 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.55

Stock Purchase Agreement between Herbert P. Koch and Zamba Corporation, dated August 13, 2002 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.56

Stock Purchase Agreement between Brian Lawton and Zamba Corporation, dated August 19, 2002 (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.57

Settlement Agreement and Release between Fidelity Leasing, Zamba Corporation and Michael H. Carrel, dated September 24, 2002 (Incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.58

Settlement Agreement and Release by and between WTA Campbell Technology Park, LLC, and Zamba Corporation, dated October 9, 2002 (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.59

Lease Termination Agreement and Release, by and between Army Corps Centre Operating Associates, LP, a New Mexico Limited Partnership, a/k/a Army Corps Operating Associates, LP, a New Mexico Limited Partnership, successor-in-interest to CC Commercial LP (“Army Corps”), Zamba Corporation, a Delaware Corporation (“Zamba”) and ZCA Corporation, a Minnesota Corporation f/k/a Camworks, Inc. (“ZCA”), dated October 10, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.60	Loan Agreement by and between Entrx Corporation and Zamba Corporation, dated November 5, 2002 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 5, 2002).

10.61*	Change in Control Employment and Severance Agreement between Norman D. Smith and Zamba Corporation, dated November 26, 2002.

10.62*	Change in Control Employment and Severance Agreement between Paul McLean and Zamba Corporation, dated January 14, 2003.

10.63	Settlement Agreement and Release between Todd Fitzwater and Zamba Corporation, dated January 27, 2003.

10.64	Stock Purchase Agreement between John Schwieters and Zamba Corporation, dated February 12, 2003.

10.65	Stock Purchase Agreement between John Schwieters and Zamba Corporation, dated February 12, 2003.

10.66	Stock Purchase Agreement between Joel Schwieters and Zamba Corporation, dated February 14, 2003.

10.67	Warrant to Purchase Shares of Series A Preferred Stock of NextNet Wireless, Inc. between Morgan Street Partners, LLC and Zamba Corporation, dated February 17, 2003.

10.68	Amendment No. 1 to Loan Agreement between Entrx Corporation and Zamba Corporation, dated February 19, 2003.

10.69	Settlement Agreement and Release between Key Equipment Finance and Zamba Corporation, dated March 13, 2003.

23.01	Consent of KPMG LLP.

24.01	Power of Attorney (included on signature page to this report).

99.01	Cautionary Statement Regarding Forward-Looking Statements.

99.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)  Reports on Form 8-K

On February 26, 2003, we filed a report on Form 8-K to report the following:

On February 26, 2003, we issued a press release in conjunction with Entrx Corporation to announce that we had received another $750,000 from Entrx Corporation under the financing arrangement that we had previously announced on November 5, 2002, and also received an additional $750,000 from third party purchasers of some of our shares of NextNet Wireless, Inc. Series A Preferred Stock.

(c)          Exhibits - See Item 14 (a) (3).

(d)         Financial Statement Schedules - See Item 14(a)(2).

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAMBA Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
January 22, 2003, except as to note 10, which is as of January 27, 2003, notes 2, 9, 11 and 18, which are as of February 19, 2003, and note 17, which is as of March 13, 2003

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$549	$1,326
Accounts receivable, net	662	1,556
Unbilled receivables	470	608
Notes receivable	—	560
Notes receivable - related parties	—	310
Prepaid expenses and other current assets	507	737
Total current assets	2,188	5,097
Property and equipment, net	531	1,799
Restricted cash	—	471
Other assets	102	301
Total assets	$2,821	$7,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$298	$1,100
Note payable	1,000	—
Current installments of long-term debt	266	392
Accounts payable	584	1,059
Accrued expenses	2,593	2,490
Deferred revenue	57	101
Deferred gain on sale of investment	25	—

Total current liabilities	4,823	5,142

Long-term debt, less current installments	164	194
Other long-term liabilities	164	244
Commitments and contingencies (Notes 4 and 17)

Total liabilities	5,151	5,580

Stockholders’ equity (deficit) :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 38,822,679 and 35,007,063 issued and outstanding at December 31, 2002 and 2001, respectively	388	350
Additional paid-in capital	86,060	84,403
Note receivable from director	—	(500)
Accumulated deficit	(88,778)	(82,165)

Total stockholders’ equity (deficit)	(2,330)	2,088
Total liabilities and stockholders’ equity	$2,821	$7,668

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share and per share data)

	2002	2001	2000

Revenues
Professional services	$10,184	$33,302	$41,740
Reimbursable expenses	915	3,486	4,426
Total revenue	11,099	36,788	46,166

Costs and expenses:
Project and personnel costs	9,366	20,036	20,549
Reimbursable expenses	915	3,486	4,426
Sales and marketing	1,750	5,824	5,791
General and administrative	7,291	14,503	14,624
Restructuring charges and non-recurring items	3,321	2,188	753
Amortization of intangibles	—	231	2,881

Loss from operations	(11,544)	(9,480)	(2,858)

Other income (expense):
Gain of sale of NextNet shares	5,199	—	—
Interest income	12	139	251
Interest expense	(280)	(188)	(69)
Other income (expense), net	4,931	(49)	182

Net loss	$(6,613)	$(9,529)	$(2,676)

Net loss per share - basic and diluted	$(0.17)	$(0.28)	$(0.08)

Weighted average common shares outstanding	38,419,440	33,567,564	31,571,549

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,613)	$(9,529)	$(2,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	987	3,916
Loss on disposal of fixed assets	(2)	18	63
Provision for bad debts	20	423	965
Non-cash compensation – forgiveness of director loan	443	—	—
Gain on sale of NextNet shares	(5,199)	—	—

Changes in operating assets and liabilities:
Accounts receivable	899	4,027	(3,164)
Unbilled receivables	137	(182)	(152)
Notes receivable	535	1,276	(1,979)
Prepaid expenses and other assets	430	(75)	(590)
Accounts payable	(410)	(530)	510
Accrued expenses	925	(571)	277
Deferred revenue	(44)	(1,379)	717
Net cash used in operating activities	(8,441)	(5,535)	(2,113)

Cash flows from investing activities:
Purchase of property and equipment	(115)	(748)	(1,433)
Proceeds from sale of NextNet shares	5,224	—	—
Notes receivable - related parties	310	45	(356)
Proceeds from sale of property and equipment	4	—	—
Net cash provided by (used in) investing activities	5,423	(703)	(1,789)

Cash flows from financing activities:
Proceeds from line of credit, net	(802)	1,100	—
Proceeds from note payable	1,000	—	—
Proceeds from exercises of options and warrants	13	57	984
Proceeds from sale of common stock	1,714	2,261	255
Proceeds from debt	—	—	113
Payments on debt	(155)	(490)	(426)
Changes in restricted cash	471	(207)	(154)
Net cash provided by financing activities	2,241	2,721	772

Net decrease in cash and cash equivalents	(777)	(3,517)	(3,130)
Cash and cash equivalents, beginning of year	1,326	4,843	7,973
Cash and cash equivalents, end of year	$549	$1,326	$4,843

Supplemental Schedule of Disclosures of Cash Flow Information:

Cash paid during the year for interest	$221	$185	$149

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Note Receivable From Director	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balances at December 31, 1999	31,109,518	$311	$79,900	$—	$(69,960)	$10,251
Exercise of stock options	962,543	10	1,474	—	—	1,484
Note receivable from director	—	—	—	(500)	—	(500)
Issuance of common stock	92,198	1	254	—	—	255
Amortization of Non-cash compensation	—	—	248	—	—	248
Net loss	—	—	—	—	(2,676)	(2,676)
Balances at December 31, 2000	32,164,259	322	81,876	(500)	(72,636)	9,062
Exercise of stock options	186,425	2	55	—	—	57
Issuance of common stock	2,656,379	26	2,235	—	—	2,261
Amortization of Non-cash compensation	—	—	237	—	—	237
Net loss	—	—	—	—	(9,529)	(9,529)
Balances at December 31, 2001	35,007,063	350	84,403	(500)	(82,165)	2,088
Exercise of stock options	30,018	—	13	—	—	13
Issuance of common stock	4,035,598	40	1,674	—	—	1,714
Put option exercise by director	(250,000)	(2)	(55)	500	—	443
Amortization of Non-cash compensation	—	—	25	—	—	25
Net loss	—	—	—	—	(6,613)	(6,613)
Balances at December 31, 2002	38,822,679	$388	$86,060	$—	$(88,778)	$(2,330)

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

ZAMBA Corporation is a customer care services company.  We help our clients be more successful in acquiring, servicing, and retaining their customers.  We provide strategy and business process consulting, as well as customization and systems integration for software applications, which we call “packages,” that our clients purchase from third parties.  We derive substantially all of our revenues from professional services.  Prior to October 1998, we were known as Racotek, Inc.

Basis of Reporting:

Our fiscal year-end is December 31. All inter-company accounts and balances have been eliminated in consolidation.

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

Revenue Recognition:

We derive our revenues from systems integration services and post-implementation support agreements.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting (based on the ratio of hours incurred to total estimated hours) in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts.” These contracts are considered substantially complete upon customer acceptance. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenue pursuant to time and materials contracts are recognized as the services are performed.  Customer support revenues are recognized ratably over the term of the underlying support agreements.  Revenue also includes reimbursable expenses, as per Financial Accounting Standards Board (FASB) Staff Announcement, Topic No. D-103.

Deferred revenue is comprised of amounts received or billed in advance of services to be performed.  Unbilled revenue represents amounts recognized on services performed in advance of billings in accordance with the terms of the contract.

Property and Equipment:

Property and equipment are stated at cost.  Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which range from two to five years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term.  The cost and accumulated depreciation relating to leasehold improvements in facilities that are terminated earlier than the original lease terms, are written off at the time of lease termination.  The cost and related accumulated depreciation or amortization of assets sold or disposed of, are removed from the accounts and the resulting gain or loss is included in operations.

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

Net Loss Per Share:

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  A total of 0, 5,045 and 2,730,584 assumed conversion shares for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the net loss per share computation as their effect is anti-dilutive.  Common stock options could potentially dilute basic earnings per share in future periods if we generate net income.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards:

In November 2001, the Financial Accounting Standards Board (FASB) issued Staff Announcement, Topic No. D-103, regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. This Staff Announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense.  Previously, we classified these out-of-pocket expense reimbursements as a reduction of project and personnel costs.  This Staff Announcement was effective for financial reporting periods beginning after December 15, 2001, and accordingly, we implemented this Staff Announcement on January 1, 2002.  We adjusted revenue for all periods reported to include out-of-pocket expense reimbursements.  This change in classification had no effect on current or previously reported net loss or loss per share.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes EITF No. 94-3.  The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan.  The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, we will apply this standard to any exit or disposal activities initiated after January 1, 2003.

2.                                      LIQUIDITY AND GOING CONCERN MATTERS:

We incurred significant losses and negative cash flows from operations during the year ended December 31, 2002, and continued to incur losses in the first two months of fiscal 2003.  We also had a negative working capital of $2.64 million and a stockholders’ deficit of $2.33 million at December 31, 2002.  To fund operations, we raised $9.40 million in funding in 2002 and the first quarter of 2003, as described below.  Our ability to continue as a going concern depends upon our ability to continue to access our line of credit facility, achieve sustained profitability and raise cash from further sales of our investment in NextNet Wireless, Inc.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

To fund our operations, we received approximately $7.90 million in financing in 2002. This amount includes approximately $5.22 million in exchange for selling some of our NextNet Wireless, Inc. (“NextNet”) stock, a loan in the amount of $1 million (as described in the next paragraph), and an additional $1.68 million in exchange for selling some of our own common stock.

We received $750,000 in additional funding in the first quarter of 2003 from Entrx Corporation (“Entrx”), to fund our working capital needs.  This funding was through a loan agreement under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  The second advance was to be made on December 15, 2002 and third advance was to be made on February 15, 2003, upon the achievement of certain prescribed business milestones by us.  This agreement was amended on February 19, 2003, and the obligation of Entrx to pay the third installment was waived.  See Note 9 for additional discussion.

We also received $750,000 on February 17, 2003, when we entered into stock purchase agreements with two private investors, which resulted in our transferring to them approximately 177,000 shares of our Series A Preferred Stock in NextNet.  In connection with this sale, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares from us to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

We believe that our existing cash and cash equivalents at December 31, 2002, cash we have received subsequent to December 31, 2002 from Entrx and from the sale of a portion of our Series A preferred stock in NextNet, and cash that we can obtain under our Accounts Receivable Purchase Agreement with Silicon Valley Bank will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2003.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or remaining investment in NextNet.

3.             SELECTED BALANCE SHEET INFORMATION:

(in thousands)	December 31, 2002	December 31, 2001

Accounts receivable, net:
Accounts receivable	$806	$1,739
Less allowance for doubtful accounts	(144)	(183)
Totals	$662	$1,556

Property and equipment, net:
Computer equipment	$802	$1,695
Furniture and equipment	286	614
Leasehold improvements	60	1,189
Totals	1,148	3,498
Less accumulated depreciation and amortization	(617)	(1,699)
Totals	$531	$1,799

Accrued Expenses:
Payroll related	$175	$242
Vacation	327	672
Restructuring costs/Accrued lease charges	1,526	627
Interest payable	20	17
Professional fees	313	325
Subcontractor fees	87	4
Other	309	847
Total	2,757	2,734
Other long term liabilities	164	244
Accrued expenses	$2,593	$2,490

4.             LEASE COMMITMENTS:

We maintain our corporate headquarters in Minneapolis, Minnesota under terms of a non-cancelable operating lease, which expires in December 2005.  This lease requires us to pay a pro rata share of the lessor’s operating costs.  We also lease executive offices in San Jose, California and Toronto, Ontario, both of which are under lease commitments of less than one year.  In addition to the office space leases, we also have non-cancelable operating leases for furniture and equipment.  The leases require us to provide security deposits.

Total rental expense, including a pro rata share of the lessor’s operating costs, were $2,607,884, $3,546,144 and $2,247,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments for office space and equipment under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases

2003	$944
2004	747
2005	388
Total	$2,079

5.             NOTE RECEIVABLE:

As of December 31, 2001, we had a note receivable from a customer totaling $560,000.  The note carried an interest rate of 12.0% per annum and was paid in 2002.

6.             NOTES RECEIVABLE - RELATED PARTIES:

As of December 31, 2001, we had notes receivable - related parties totaling $310,000, representing amounts due from two employees. These notes were due in 2002, with interest at 9.0%, and were paid in 2002.

7.             RESTRUCTURING CHARGES AND NON-RECURRING ITEMS:

We incurred unusual charges in the first and second quarters of 2002 that, in the aggregate, were equivalent to approximately 30% of our 2002 revenue.  In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters, and in the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters.  Included in the first quarter charges was a  $1.34 million charge related to the leases for our Campbell, California, and Colorado Springs, Colorado, facilities, and included in the second quarter charges this amount was a $1.19 million charge for facility closings and lease termination costs.  The second quarter facility charges included $190,000 for closing our Boston, Massachusetts facility, $290,000 for reducing the amount of space we occupy in Minneapolis, Minnesota, and $713,000 for increasing the accrual for terminating our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.   We subsequently reached termination agreements with our St. Paul and Campbell landlords.  Upon completion of the termination payments to our St. Paul and Campbell landlords during the third quarter of 2003, we expect to realize annual savings of approximately $2.8 million.  We also incurred a $350,000 charge during the first quarter for severance pay relating to the reduction in headcount, including the separation of three vice presidents, which have resulted in annualized savings of approximately $3.5 million.  The second quarter unusual charge also included a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001. Mr. Edelhertz is a member of our board of directors and was our president and CEO from October 1998 through October 2000 and a vice president from August 1996 through October 1998.

We also incurred restructuring and unusual charges in 2001 and 2000.  We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001.  Our restructuring charge in the second quarter of 2001 was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.

Non-recurring charges of $753,000 were recorded in 2000. The items consist of severance expenses for senior management departures, costs associated with closing our St. Paul office in order to consolidate into an expanded, common Minneapolis facility, and the termination of a long-term software support contract.

Restructuring activities through December 31, 2002, were as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Fourth Quarter 2000 Provision	$240,000	$307,000	$206,000	$753,000
2000 Utilized	—	(137,000)	(206,000)	(343,000)
Balance as of December 31, 2000	240,000	170,000	—	410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	$1,526,000	$135,000	$—	$1,661,000

We expect to pay approximately $1.49 million of the balance in 2003, $85,000 in 2004 and $85,000 in 2005.

8.             ACCOUNTS RECEIVABLE PURCHASE AGREEMENT:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  Although there are no financial covenants in the new agreement with Silicon Valley Bank, they may still declare default in certain circumstances, including our default under any leases or contracts. Our alleged default under a lease for furniture as set forth more fully in Note 17 is technically an “Event of Default” under the Accounts Receivable Purchase Agreement.  Upon default, Silicon Valley Bank may elect from remedies including declaring all amounts paid to us under the agreement due and payable in full, or ceasing to buy receivables from us.  Silicon Valley Bank has not elected to enforce this provision.  If Silicon Valley Bank decides to enforce this provision, or otherwise does not purchase receivables from us, our ability to fund our operations could be materially harmed.  This facility expires on July 29, 2003.  The amount outstanding under this agreement was $298,000 at December 31, 2002.

The Accounts Receivable Purchase Agreement replaced a secured revolving credit facility that we established with Silicon Valley Bank on February 27, 2001, and amended on August 2, 2001 and December 31, 2001. The secured revolving credit facility entitled us to borrow up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bore interest at the bank’s prime rate plus 2.0%, and were payable monthly.  The amended agreement required, among other things, that we comply with minimum tangible net worth and profitability covenants. This facility was to expire on December 31, 2002, but was replaced by the Accounts Receivable Purchase Agreement.  Amounts outstanding under the revolving credit facility were converted to being outstanding under the Accounts Receivable Purchase Agreement.  We were in compliance with the covenants as of December 31, 2001.  As of December 31, 2001, $1.1 million was outstanding under the line of credit.

9.             NOTE PAYABLE:

On November 5, 2002, we entered into a loan agreement with Entrx Corporation (“Entrx”), under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million in November 2002.  On February 19, 2003, this loan agreement was amended.  In connection with the amendment, we received the second advance of $750,000 but waived the third advance.  Entrx also waived its rights to convert all outstanding advances into shares of our common stock, and terminated an option under the original agreement to purchase additional shares of our NextNet stock.  Entrx also agreed to waive interest charges after December 2003.

The loan is in the form of a collateralized convertible note.  The loan is collateralized with shares of NextNet Wireless, Inc. stock owned by us. The loan is not repayable in cash, but at Entrx’s option, may be repaid by conversion at any time into shares of our NextNet Wireless stock at a conversion price that is the lesser of $6.00 per share or such lower initial per share price (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet financing agreement) that NextNet agrees to receive for any sale of other preferred stock in an amount that is at least one million dollars ($1,000,000.00) before June 30, 2003.  Interest on this note is computed at 8% and is payable monthly.  Principal and accrued interest under this note will be converted to NextNet stock on or before March 31, 2003.

Entrx also has the right to appoint one representative to become a member of our Board of Directors.

10.          LONG-TERM DEBT:

As part of a 1998 acquisition of QuickSilver, Inc., we issued $2.16 million in promissory notes payable.  Interest on the notes is computed at 7% to 10% of the outstanding balance and is due quarterly on the final day of each quarter, commencing December 31, 1999, and ending September 30, 2004.  Principal payments are due quarterly, in 16 installments.  Holders may request to convert their notes to our common stock.  Conversion is computed at fair market value, and is at the sole and absolute discretion of our Board of Directors. No notes were converted to common stock during 2002, 2001 or 2000. During 1999, $104,000 of the principal value of the notes and $4,000 of accrued interest payable related to such notes were converted into 46,119 shares of our common stock.

We also had debt related to loan obligations from other acquisitions.  Loan payments were made monthly and consisted of principal and interest, which was computed at rates ranging between 8.5% and 10.0%.  The remainder of these obligations was paid in 2002.

Aggregate annual maturities of the long-term debt, subsequent to December 31, 2002, are as follows:

Year Ending December 31	Payments on Notes
(in thousands)
2003	$266
2004	164

Approximately $423,000 of the remaining amount of this long-term debt is payable to one individual.  On January 27, 2003, we entered into an agreement with this individual to terminate the debt owed to him in exchange for a termination payment of $165,000 and a transfer of 16,667 shares of our Series A Preferred Stock in NextNet.  As a result, we will report an extraordinary gain on debt extinquishment of approximately $187,000 in the first quarter of 2003.  We will also report a gain on sale of NextNet shares of $71,000 upon transfer of the shares to this individual.

11.          NEXTNET:

On September 21, 1998, we transferred our “NextNet” wireless data technology to an entity now known as NextNet Wireless, Inc. (“NextNet”), and certain of our employees became NextNet employees.  In exchange for this technology, we received an equity stake in NextNet Wireless.  Our equity holdings are carried at $0 because of uncertainty surrounding our ability to realize value from them. We do not have any obligation to provide further funding for NextNet.

NextNet is a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, is a consultant for NextNet.  Except as described herein, there have been no other relationships or business transactions between the two companies since January 1, 2000.

In the second, third and fourth quarters of 2002, we entered into several transactions with private investors in which we sold portions of our equity holdings in NextNet for an aggregate total of $5.22 million.  We have recognized a gain on sale our NextNet holdings in the amount of $5.20 million in 2002.  As of December 31, 2002, we have recorded $25,200 as a deferred gain on sale of investment.  We will report the gain on sale of investment during the first quarter of 2003, when the shares are transferred to the private investors.  Also, we have not yet received $46,000 from an agreed-to purchase of 7,667 of our shares of Series A Preferred Stock in NextNet.

We initially sold a small portion of our shares of Series A Preferred Stock in NextNet for $3.00 per share, but most of our sales were at a price of $6.00 per share.  We determined the sales price for our NextNet shares from various sources, including: a) discussions with potential investors, wireless telecommunications industry experts, investment bankers, and venture capitalists, b) looking at a proposed sale of NextNet stock, with similar rights as ours, that NextNet itself had considered immediately prior to our first sale to an outside investor, c) analyzing and comparing publicly held securities in related industries, d) considering our immediate cash needs, and e) the stage of development that NextNet was at as a company, at the time of the transactions. Another major factor in establishing the sales price was our determination of what an arms-length purchaser would pay for our NextNet shares.  We had approached potential buyers of our NextNet shares since June 2001, but we were unable to find any interest, for many reasons including the facts that NextNet had not yet obtained any significant orders and investors were not interested in the telecommunications sector in general.  On April 8, 2002, NextNet announced its first significant client, MVS Comunicaciones.  Based on this announcement, some potential buyers became more interested in purchasing NextNet stock from us.

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

The first series of transactions occurred between April 10 and April 16, 2002, when we entered into stock purchase agreements with six private investors, in which the investors purchased an aggregate of 200,000 shares of our Series A Preferred Stock in NextNet.  The investors paid us an aggregate amount of $600,000 for the shares, which were sold at a per share price of $3.00.  As a result of this first series of transactions, the NextNet shares that we had agreed to sell to our chairman, Joseph B. Costello, pursuant to two earlier stock purchase agreements, one dated February 26, 2002, and amended on March 25, 2002, and the second dated March 25, 2002, were valued at $3.00 per share. As of March 31, 2002, Mr. Costello had paid us $700,000 pursuant to these two purchase agreements, which means that as a result of the $3.00 per share valuation, Mr. Costello received 233,333 of our NextNet shares.

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

The third series of transactions occurred between May 29, 2002 and June 13, 2002. During this third series, we entered into stock purchase agreements with two private investors and three private investment funds managed by Dr. Doll, a director of our company and NextNet, in which we sold an aggregate of 51,667 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $310,000.  Of this consideration, the entities managed by Dr. Doll purchased an aggregate of 25,000 of our NextNet shares for an aggregate consideration of $150,000.  We received the cash for these shares in June.  All of the shares were sold at a per share price of $6.00.

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

In the fourth quarter of 2002, we entered into stock purchase agreements with two private investors, in which we sold an aggregate of 4,200 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $25,200.  All of the shares were sold at a per share price of $6.00.  We recorded a deferred gain on sale of investment when we received the cash from these transactions, and a gain on sale of investment will be recorded when the shares are transferred to the private investors.

All of the NextNet shares that we sell, including those sold to Mr. Costello, are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

A summary of our NextNet investment activity is as follows:

	Series A Preferred Stock	Cash Received
Balance as of December 31, 2001 and 2000	2,400,000
Shares sold at $3.00 per share in 2002 to related parties	233,333	$700,000
Shares sold at $3.00 per share in 2002 to other investors	200,000	600,000
Shares sold at $6.00 per share in 2002 to related parties	241,666	1,450,000
Shares sold at $6.00 per share in 2002 to other investors	416,533	2,499,000
Referral fees paid in 2002		(25,000)
Totals for 2002	1,091,532	$5,224,000
Balance as of December 31, 2002	1,308,468

As of December 31, 2002, our remaining ownership of Series A Preferred Stock in NextNet, represents approximately 12% of the equity in NextNet.  Of our remaining shares, we have placed an aggregate of 583,333 in an escrow account as collateral for our loan from Entrx Corporation.  See Note 9 for further discussion regarding the loan from Entrx.

As described in Note 10, on January 27, 2003, we entered into an agreement to terminate debt owed to an individual.  As a part of this debt extinquishment, we agreed to transfer 16,667 shares of our Series A Preferred Stock in NextNet to this individual.

On February 17, 2003, we entered into stock purchase agreements with two private investors which resulted in our transferring to them approximately 177,000 shares of our Series A Preferred Stock in NextNet for a total of $750,000.  In connection with this sale, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares from us to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

12.          STOCKHOLDERS’ EQUITY:

Our stock incentive and non-qualified option plans provide for grants of stock options and stock awards.  The number of common shares available for grant pursuant to the plans was 6,244,603, 3,508,045, and 2,948,590, as of December 31, 2002, 2001 and 2000, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

The following table details option activity:

	Options	Price Per Option	Weighted Average Exercise Price
Balances, December 31, 1999	7,781,145	0.2000 - 12.6250	2.44

Granted	6,381,391	2.5312 - 20.1250	5.21
Exercised	(962,543)	0.2000 - 2.6875	1.50
Canceled	(1,516,124)	0.4200 - 20.1250	6.82
Balances, December 31, 2000	11,683,869	0.2000 - 20.1250	3.50

Granted	2,781,147	0.3400 - 3.7500	1.55
Exercised	(186,425)	0.2000 - 2.1250	0.30
Canceled	(3,390,477)	0.9900 - 20.1250	3.73
Balances, December 31, 2001	10,888,114	0.3400 - 20.1250	2.90

Granted	6,908,843	0.1000 - 0.7000	0.21
Exercised	(30,018)	0.4200 - 0.4200	0.42
Canceled	(7,658,324)	0.1500 - 20.1250	2.38
Balances, December 31, 2002	10,108,615	0.1000 - 20.1250	1.46

Options exercisable at December 31, 2002	4,620,028	$0.1500 - $20.1250	$2.50

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2002, 2001, and 2000, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

(In thousands, except per share amounts)

		2002	2001	2000
Net loss	As reported	$(6,613)	$(9,529)	$(2,676)
	Pro forma	(14,214)	(19,131)	(9,004)
Net loss per share -	As reported	(0.17)	(0.28)	(0.08)
Basic and diluted	Pro forma	(0.37)	(0.57)	(0.29)

The aggregate fair value of options granted during 2002, 2001, and 2000, respectively, was $603,000, $150,000, and $8.37 million for the 1993 Equity Incentive Plan, $17,000, $69,000, and $1.90 million for the 1993 Directors Option Plan,  $94,000, $0, and $1.85 million, for the 1998 Non-Officer Option Plan, $14,000, $0, and $5.04 million, for the 1999 Non-Officer Plan, $0, $446,000, and $6.51 million, for the 2000 Non-Officer Plan, and $476,000, $2.76 million, and $5.71 million, for the 2000 Non-Qualified Option Plan.  No options were granted in 2002, 2001, and 2000 for the 1997 Stock Option Plan for Key Employees, Consultants and Directors of QuickSilver Group, Inc.  The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

Assumptions	2002	2001	2000
Risk-free interest rates	3.02%-4.84	3.96%-5.13	5.52%-6.76
Volatility	124%	115%	133%
Expected lives (months)	60	60	60

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$0.10- $0.15	4,356,750	9.65	$0.15	333,815	$0.15
0.29- 0.99	1,011,152	8.95	0.42	174,449	0.74
1.00- 1.99	1,687,877	7.18	1.57	1,561,252	1.60
2.00- 5.00	2,490,748	6.66	2.85	2,170,493	2.79
5.03- 20.13	562,088	7.13	6.95	380,019	7.50
Totals	10,108,615			4,620,028

Stock-Based Compensation:

We granted 213,000 stock options to non-shareholder employees of Camworks and Fusion following our acquisition of these companies.  The options were granted with an exercise price less than fair market value as an incentive to employees to continue employment with us.  Non-cash compensation charges were $25,000, $237,000 and $248,000 for the years ended December 31, 2002, 2001, and 2000.  The remaining deferred compensation related to these options is $11,000, and will be recognized in 2003 (remainder of the four-year vesting period), based upon the intrinsic value method in accordance with APB No. 25.

Preferred Stock:

Our Fifth Amended and Restated Certificate of Incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 per share and allows our Board of Directors, without obtaining stockholder approval, to issue such preferred stock.  There were no preferred shares issued or outstanding as of December 31, 2002, 2001, or 2000.

Warrants:

We sold some of our common stock on three occasions during the first quarter of 2002.  In connection with each of these sales or group of sales, we issued warrants to purchase additional shares of our common stock to the purchasers.  The first sale occurred on January 31, 2002, when Joe Costello, our chairman, purchased an aggregate 626,504 shares of our common stock from us in a private transaction at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with Mr. Costello’s purchase, we issued him a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The shares were issued at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello. The fair value of the warrant is $105,000, which is included as part of additional paid-in capital.

On February 1, 2002, we sold an aggregate of 793,383 shares of our common stock at a purchase price of $0.479 per share to a group of seven individual investors in private transactions, for a total consideration of $380,000.  The purchase price is equal to 90% of the average closing bid prices of our common stock for the twenty business days prior to February 1, 2002.  In connection with this transaction, we also issued warrants to the individuals in this group that entitles them to purchase up to an aggregate of 396,691 shares of our common stock, at an exercise price of $0.599 per share.  These warrants may be exercised at any time through the close of business on February 1, 2007.  The warrant exercise price represents 125% of the average closing bid prices of our common stock for the twenty business days prior to February 1, 2002.  The aggregate fair value of the warrant is $130,000, which is included as part of additional paid-in capital.

On February 22, 2002, in connection with a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), HCL America purchased an aggregate of 2,460,025 shares of our common stock from us in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price for our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  As a result of the purchase of our shares and the issuance of the warrant, HCL America and HCL, as the parent company of HCL America, are now jointly beneficial owners of more than 5% of our outstanding common stock. The fair value of the warrant is $142,000, which is included as part of additional paid-in capital.

The fair value of the above warrants were calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

	January 31, 2002 Warrant	February 1, 2002 Warrant	February 22, 2002 Warrant
Risk-free interest rate	4.40%	4.40%	4.27%
Volatility	108%	108%	108%
Expected life (months)	60	60	60

We also issued warrants to purchase shares of our common stock to Mr. Costello and Silicon Valley Bank in 2001.  On June 29, 2001, we sold 2,352,942 shares of our common stock at the average closing bid price of our common stock for the five trading days prior to the date of issuance, to Joseph B. Costello, our current Chairman, for $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

Assumptions:
Risk-free interest rate	4.69%
Volatility	111%
Expected life (months)	48

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank that allows us to borrow up to a maximum of $5.0 million based on our eligible accounts receivable.  The amended agreement requires, among other things, that we comply with minimum tangible net worth and profitability covenants.  We issued warrants to Silicon Valley Bank upon the establishment of the loan agreement and upon each of its amendments.  In connection with the establishment of the credit facility, we issued a warrant to purchase 35,000 shares of our common stock at an exercise price of $2.80 per share to Silicon Valley Bank.  The fair value of the warrant issued upon establishment of the credit facility was $62,000.  As part of the August 2, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 35,000 shares of our common stock at an exercise price of $0.86 per share.  The fair value of the warrant issued upon the August 2001 amendment is $23,000.  As part of the December 31, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 20,000 shares of our common stock at an exercise price of $0.51 per share.  The fair value of the warrant issued upon the December 2001 amendment is $10,000.  The exercise price for each warrant was established by averaging the closing price of our common stock for the five trading days prior to the date of issuance, and each warrant expires five years from the date of issuance.  The remaining fair value of the warrants is being charged to interest expense over the life of the credit facility, which expires on December 31, 2002.  The aggregate fair value for the additional interest cost for the warrants granted in connection with the February 27, 2001 establishment of the credit facility and the August 2, 2001 and December 31, 2001 amendments, were calculated by using the fair value of the warrant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	February 27, 2001 Warrant	August 2, 2001 Warrant	December 31, 2001 Warrant
Risk-free interest rate	4.80%	4.54%	4.42%
Volatility	83%	102%	107%
Expected life (months)	48	60	60

Except for the warrants described above, no other warrants are outstanding as of December 31, 2002 or 2001.

A summary of the warrants outstanding at December 31, 2002 is as follows:

	Date Warrants Issued	Date Warrants Expire	Number of Warrants Issued	Exercise Price of Warrants
Joe Costello	June 29, 2001	June 29, 2007	1,176,471	$1.063
HCL America	February 22, 2002	February 21, 2007	615,006	$0.610
Group of seven individual investors	February 1, 2002	February 1, 2007	396,691	$0.599
Joe Costello	January 31, 2002	January 31, 2007	313,252	$0.599
Silicon Valley Bank	February 27, 2001	February 26, 2006	35,000	$2.800
Silicon Valley Bank	August 2, 2001	August 1, 2006	35,000	$0.860
Silicon Valley Bank	December 31, 2001	December 30, 2006	20,000	$0.510
Total			2,591,420

Stockholder Rights Plan:

On September 7, 1994, our Board of Directors adopted a Stockholder Rights Plan (the “Plan”).  Under this plan, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding as of September 28, 1994 (the “Record Date”).  In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, except in certain circumstances.  All Rights will expire on September 12, 2004, unless we extend the expiration date, redeem the Rights or exchange the Rights for common stock.  Our Board of Directors amended the Plan on January 29, 2002, and November 26, 2002.

The Rights are initially attached to our common stock and will not trade separately.  If a person or a group acquires 20 percent or more of our common stock (an “Acquiring Person”) or announces an intention to make a tender offer for 20 percent or more of our common stock, then the Rights will be distributed (the “Distribution Date”) and will thereafter trade separately from the common stock.  Upon the Distribution Date, each Right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $25.00 per share.  In the January 29 amendment, our Board of Directors revised the definition of Acquiring Person to exclude our Chairman, Joseph B. Costello (“Costello”) or any person who, following the death of Costello, acquires his shares pursuant to a last will and testament or pursuant to the laws of descent and distribution applicable to his estate, unless Costello, or any person acquiring his shares in the manner described above, becomes the beneficial owner of 49.99% or more of our common shares then outstanding.  In the November 26 amendment, our Board of Directors revised the definition of Acquiring Person to exclude Entrx Corporation if it acquires any of our shares with respect to or on its conversion of the Convertible Secured Promissory Note, dated November 4, 2002, we issued to it, unless Entrx or any of its “Affiliates” or “Associates” becomes the beneficial owner of 39.99% or more of our common shares then outstanding.

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

Employee Stock Purchase Plan:

As of July 1, 2000, our Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees who elect to participate may purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having from 1%-10% of their compensation withheld from each payroll, up to a maximum of $6,250 each quarter. The total number of shares that may be issued pursuant to options granted under the ESPP is 750,000. Approximately 156,000 shares were issued under the ESPP at an average price of $0.22 per share in 2002, approximately 303,000 shares were issued under the ESPP at an average price of $0.86 per share in 2001, and approximately 92,000 shares were issued under the ESPP at an average price of $2.76 per share in 2000.  Approximately 199,000 shares remain available for issuance under this ESPP at December 31, 2002.

13.          INCOME TAXES:

We have incurred net operating losses since our inception in 1990.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2002, we have approximately $87 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate of 34%, as follows:

	2002	2001
Expected federal benefit	$(2,200,000)	$(2,710,000)
Change in valuation allowance	2,500,000	3,160,000
State taxes, net	(300,000)	(450,000)
Amortization	—	75,000
Stock compensation	—	(35,000)
Other	—	(40,000)
Total benefit	$—	$—

Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 2002 and 2001.

The tax effect of items that comprise a significant portion of deferred tax assets is:

	2002	2001
Deferred tax assets:
Net operating loss carry forwards	$33,900,000	$31,400,000
Tax credits	750,000	750,000
Other, principally depreciation and amortization	785,000	785,000
Valuation allowance	(35,435,000)	(32,935,000)
Net deferred tax asset	$—	$—

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

15.          MAJOR CUSTOMERS:

A portion of our revenues have been derived from significant customers for the years ended December 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000
Customer 1	19%	12%	16%
Customer 2	14%	4%	0%
Customer 3	11%	10%	2%
Customer 4	11%	8%	0%
Customer 5	0%	10%	7%

16.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash and cash equivalents and long-term debt approximates fair value because of the short maturity of those instruments.

17.          LITIGATION:

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believes we breached his severance agreement with us following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annualized salary at the time of his separation was $240,000. Mr. Holden has requested approximately $120,000 to settle this matter, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden’s claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden’s claims are uncertain at this time.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

In addition to these matters, we settled other actual or threatened legal proceedings during 2002.  These settlements were discussed in our quarterly reports on Form 10-Q for the quarters ended June 30 and September 30, 2002.  The settlements discussed in the September 30 quarterly report include the items described below.

On March 13, 2003, we reached an agreement with Key Equipment Finance, to terminate our lease for office furniture and settle related litigation.  Under the agreement, we will pay a total of $145,000 in various installment payments from the settlement date through December 2003. Key had previously filed a complaint against us in Hennepin County District Court in Minneapolis, Minnesota alleging that we had breached leases for office furniture.  This lawsuit was dismissed with prejudice in connection with the settlement.

On October 10, 2002, we reached an agreement with Army Corps Operating Associates (“Army Corps”), to terminate our lease for a facility in St. Paul, Minnesota, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $500,000 in various installment payments from October 2002 through September 2003.  As of December 31, 2002, we have paid $135,000 of the settlement amount and the remaining $365,000 is included in accrued expenses on the balance sheet.

On October 10, 2002, we reached an agreement with WTA Campbell Technology Park LLC (“WTA”), to terminate our lease for a facility in Campbell, California, and settle related litigation.  Under the termination and release for this facility, we will pay a total of $729,000 in various installment payments from October 2002 through August 2003.  As of December 31, 2002, we have paid $216,000 of the settlement amount and and remaining $513,000 is included in accrued expenses on the balance sheet.

On September 27, 2002, we entered into a settlement agreement with a furniture lessor, Fidelity Equipment Leasing, that had threatened to bring an action against us for an alleged breach of five equipment leases.  We agreed to pay a total of $120,000 from September 2002 through April 2003 in exchange for termination of the lease and a release of Fidelity’s claims.  As of December 31, 2002, we have paid $60,000 of the settlement amount and the remaining $60,000 is included in accrued expenses on the balance sheet.

18.          SUBSEQUENT EVENTS:

On January 27, 2003, we entered into an agreement with Todd Fitzwater, in which we paid $165,000 and transferred 16,667 shares of our Series A Preferred Stock in NextNet, in exchange for a termination of the remaining debt obligation, as described in Note 10. The amount owed Mr. Fitzwater was approximately $423,000 at December 31, 2002.  As a result, we will report an extraordinary gain on debt extinquishment of approximately $187,000 in the first quarter of 2003.  We will also report a gain on sale of NextNet shares of $71,000 upon transfer of the shares to Mr. Fitzwater.

On February 17, 2003, we entered into stock purchase agreements with two private investors, which resulted in our transferring to them approximately 177,000 shares of our Series A Preferred Stock in NextNet for a total of $750,000.  In connection with this sale, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares from us to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on May 17, 2004.

On February 19, 2003, the loan agreement with Entrx, as described in Note 9, was amended.  The second advance of $750,000 was paid in the first quarter of 2003 and the obligation of Entrx to pay the third installment of $750,000 was waived.  Entrx also waived its rights to convert all outstanding advances into shares of our common stock, terminated its option to purchase additional shares of our NextNet stock, and agreed to waive interest charges that might otherwise accrue after December 2003.

Zamba Corporation

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period

Year ended December 31, 2002 Allowance for doubtful accounts (deducted from accounts receivable)	$183	$20	$(59)	$144

Year ended December 31, 2001 Allowance for doubtful accounts (deducted from accounts receivable)	429	275	(521)	183

Year ended December 31,2000 Allowance for doubtful accounts (deducted from accounts receivable)	309	965	(845)	429

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMBA CORPORATION

Date: March 31, 2003	By	/s/ Norman D. Smith
Norman D. Smith
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Norman D. Smith and Michael H. Carrel, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign this Annual Report on Form 10-K and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Norman D. Smith	President and Chief	March 31, 2003
Norman D. Smith	Executive Officer (Principal
Executive Officer)

/s/ Michael H. Carrel	Executive Vice President	March 31, 2003
Michael H. Carrel	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

OTHER DIRECTORS:

/s/ Joseph B. Costello	Chairman of the Board	March 31, 2003
Joseph B. Costello

/s/ Dixon R. Doll	Director	March 31, 2003
Dixon R. Doll

/s/ Paul D. Edelhertz	Director	March 31, 2003
Paul D. Edelhertz

/s/ Sven A. Wehrwein	Director	March 31, 2003
Sven A.Wehrwein

I, Norman D. Smith, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Zamba Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ Norman D. Smith
Chief Executive Officer

I, Michael H. Carrel, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Zamba Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ Michael H. Carrel
Chief Financial Officer