Form 10-Q
period 2003-03-31
ZAMBA CORP
filed 2003-05-14
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES   ☒          NO   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐          NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2003.

Class	Outstanding at May 9, 2003
Common Stock, $0.01 par value	38,831,434

ZAMBA CORPORATION

Part I. Financial Information

Item 1: Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Professional services	$2,510	$3,000
Reimbursable expenses	264	235
Total revenue	2,774	3,235

Costs and expenses:
Project and personnel costs	1,442	3,321
Reimbursable expenses	264	235
Sales and marketing	249	859
General and administrative	782	2,414
Restructuring and unusual charges	—	1,685
Total costs and expenses	2,737	8,514

Income (loss) from operations	37	(5,279)

Other income (expense):
Gain on sale of NextNet shares	1,853	—
Interest income	—	8
Interest expense	(27)	(65)
Other income (expense), net	1,826	(57)

Income (loss) before extraordinary item	1,863	(5,336)

Extraordinary gain from extinguishment of debt	198	—

Net income (loss)	$2,061	$(5,336)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.05	$(0.14)
Extraordinary gain from extinguishment of debt	—	—
Basic net income (loss) per share:	$0.05	$(0.14)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.05	$(0.14)
Extraordinary gain from extinguishment of debt	—	—
Diluted net income (loss) per share	$0.05	$(0.14)

Weighted average shares outstanding:
Basic	38,794	37,014
Diluted	39,496	37,014

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$961	$549
Accounts receivable, net	1,299	662
Unbilled receivables	140	470
Prepaid expenses and other current assets	204	507
Total current assets	2,604	2,188

Property and equipment, net	488	531
Other assets	92	102
Total assets	$3,184	$2,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Line of credit	$340	$298
Short-term loan	—	1,000
Current installments of long-term debt	6	266
Accounts payable	137	584
Accrued expenses	1,965	2,593
Deferred revenue	115	57
Deferred gain on sale of NextNet shares	750	25
Total current liabilities	3,313	4,823

Long-term debt, less current installments	—	164
Other long-term liabilities	137	164
Commitments and contingencies
Total liabilities	3,450	5,151
Stockholders' deficit:
Common stock, $0.01 par value, 120,000 shares authorized, 38,831 and 38,823 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	388	388
Additional paid-in capital	86,064	86,060
Accumulated deficit	(86,718)	(88,778)
Total stockholders’ deficit	(266)	(2,330)

Total liabilities and stockholders’ deficit	$3,184	$2,821

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,061	$(5,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83	147
Provision for bad debts	—	20
Gain on disposal of fixed assets	(5)	—
Gain on sale of NextNet shares	(1,853)	—
Extraordinary gain on extinguishment of debt	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(637)	168
Unbilled receivables	330	76
Notes receivable	—	535
Prepaid expenses and other assets	280	86
Accounts payable	(448)	(16)
Accrued expenses and other long-term liabilities	(637)	1,226
Deferred revenue	57	60
Net cash used in operating activities	(967)	(3,034)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(30)
Proceeds from sale of NextNet shares	750	700
Proceeds from sale of equipment	6	1
Notes receivable - related parties	—	220
Net cash provided by investing activities	753	891

Cash flows from financing activities:
Line of credit, net	42	(250)
Proceeds from short-term loan	750	—
Proceeds from sale of common stock	1	1,701
Proceeds from exercises of stock options	—	13
Payments of long-term debt	(167)	(85)
Net cash provided by financing activities	626	1,379

Net increase (decrease) in cash and cash equivalents	412	(764)
Cash and cash equivalents, beginning of period	549	1,326
Cash and cash equivalents, end of period	$961	$562

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$26	$75

Non-cash investing and financing activity:

Conversion of note payable into sale of NextNet shares	$1,750	$—
Conversion of long-term debt into sale of NextNet shares	$71	$—

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of ZAMBA Corporation as of March 31, 2003, and for the three month periods ended March 31, 2003 and 2002, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of March 31, 2003, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2003 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were included in our 2002 Annual Report on Form 10-K.

Note B.  Liquidity:

As of March 31, 2003, we had a negative working capital of $709,000, and a stockholder’s deficit of $266,000.  To partially fund our operations, we received $1.5 million as a result of investing activity between January 1, 2003 and March 31, 2003 by selling some of the NextNet Wireless, Inc. Series A Preferred Stock we own.  Transactions between January 1, 2003 and March 31, 2003 were as follows:

We received $750,000 in the first quarter of 2003 as part of a loan agreement with Entrx Corporation (“Entrx”).  This note payable was converted into shares of our NextNet Series A Preferred Stock on March 31, 2003.  See Note J for additional discussion.

We also received $750,000 in the first quarter of 2003 when we sold shares of NextNet Series A Preferred Stock to two private investors.  These investors received 177,306 shares of our NextNet Series A Preferred Stock at an average price of $4.23 per share.  See note H for additional discussion.

We partly fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  Although there are no financial covenants in the agreement with Silicon Valley Bank, it may still declare us to be in default in certain circumstances.  This facility expires on July 29, 2003.  See Note G for additional discussion.

Our ability to continue as a going concern depends upon our ability to continue to sustain profitability, access our borrowing facility with our bank, and obtain any additional funding that may be needed.

Note C. Selected Balance Sheet Information:

(in thousands)	March 31, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$1,443	$806
Less allowance for doubtful accounts	(144)	(144)
Totals	$1,299	$662

Property and equipment, net:
Computer equipment	$778	$802
Furniture and equipment	299	286
Leasehold improvements	60	60
Totals	1,137	1,148
Less accumulated depreciation and amortization	(649)	(617)
Totals	$488	$531

Note D.  Net Income (Loss) Per Share:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options.  A total of 702,000 and 0 additional shares were included in the diluted income (loss) per share calculation at March 31, 2003 and 2002, respectively.

Note E.  Recent Accounting Standards:

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes EITF No. 94-3.  The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan.  The provisions of SFAS No. 146 became effective on January 1, 2003. Accordingly, we will apply this standard to any exit or disposal activities initiated after January 1, 2003.  We incurred no exit or disposal activities after January 1, 2003, so the adoption of SFAS No. 146 had no effect on our financial position or results of operations.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation”  (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by ZAMBA for all periods presented herein.  ZAMBA did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 will only impact disclosures, not the financial results, of ZAMBA.

Note F.   Restructuring and Unusual Charges:

In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters.  Included in this amount was a $1.34 million charge related to closing our Campbell, California, and Colorado Springs, Colorado facilities.  These transactions have resulted in annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including the separation of three vice presidents, in the first quarter of 2002.  These headcount reductions have resulted in annual savings of $3.5 million.

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges included $190,000 for closing the Boston, Massachusetts, facility, $290,000 for reducing the amount of space leased in Minneapolis, Minnesota, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  These charges have resulted in additional annual savings of $1.2 million.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001.

A summary of restructuring and unusual charge activity through March 31, 2003 is as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Fourth Quarter 2000 Provision	$240,000	$307,000	$206,000	$753,000
2000 Utilized	—	(137,000)	(206,000)	(343,000)
Balance as of December 31, 2000	240,000	170,000	—	410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	1,526,000	135,000	—	1,661,000
Q1 2003 Utilized	(582,000)	—	—	(582,000)
Balance as of March 31, 2003	$944,000	$135,000	$—	$1,079,000

Note G.   Line of Credit:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  Although there are no financial covenants in the new agreement with Silicon Valley Bank, they may still declare default in certain circumstances, including our default under any leases or contracts.  If Silicon Valley Bank decides not to purchase receivables from us, our ability to fund our operations could be materially harmed.

This facility expires on July 29, 2003.  The amount outstanding under this agreement was $340,000 at March 31, 2003.

The Accounts Receivable Purchase Agreement replaced a secured revolving credit facility that we established with Silicon Valley Bank on February 27, 2001, and amended on August 2, 2001 and December 31, 2001. The secured revolving credit facility entitled us to borrow up to a maximum of $5.0 million based on eligible collateral.  Borrowings under this line of credit bore interest at the bank’s prime rate plus 2.0%, and were payable monthly.  The amended agreement required, among other things, that we comply with minimum tangible net worth and profitability covenants. This facility was to expire on December 31, 2002, but was replaced by the Accounts Receivable Purchase Agreement.  Amounts outstanding under the revolving credit facility were converted to amounts outstanding under the Accounts Receivable Purchase Agreement.

Note H.   Sales of Investments:

In the first quarter of 2003, we entered into transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, has been a consultant for NextNet.  There have been no other relationships or business transactions between the two companies since January 1, 2000.

On January 27, 2003, we entered into an agreement to pay an unrelated third party $165,000 and transfer 16,667 shares of NextNet Series A Preferred Stock we own to the third party’s family trust in exchange for a cancellation of approximately $434,000 in principal and accrued interest that we owed him pursuant to a debt obligation.  As a result, we recorded an extraordinary gain on debt extinguishment of approximately $198,000 and a gain on sale of NextNet shares of $71,000 in the first quarter of 2003 in respect to this agreement.

On February 17, 2003, we sold 177,306 shares of NextNet Series A Preferred Stock for $750,000.  We recorded a deferred gain on sale of investment in the first quarter of 2003 when we received the cash from these transactions. A gain on sale of investment will be recorded when the shares are transferred to the private investors, which will occur in the second quarter of 2003.  In connection with these sales, we issued a warrant to an investor affiliated with a prior purchaser of NextNet shares to purchase 125,000 additional shares of NextNet Series A Preferred Stock owned by us at $6.00 per share, any time prior to the close of business on May 17, 2004.

We transferred 413,712 shares of our NextNet Wireless stock to Entrx Corporation on March 31, 2003, pursuant to a loan agreement with Entrx on November 5, 2002.  See Note J for more information regarding our transaction with Entrx.

All NextNet shares that we sell are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

As of March 31, 2003, we owned approximately 700,000 shares of NextNet Series A Preferred Stock, or approximately 6% of the outstanding equity in NextNet.  Of our remaining shares, we have issued three warrants to two private investors to purchase up to 148,337 additional shares of our NextNet Series A Preferred Stock from us at $6.00 per share.  A warrant to purchase up to 125,000 shares expires on May 17, 2004, and warrants to purchase 23,337shares expires on December 31, 2005.

Note I. Legal Matters

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believed we breached his severance agreement with us following the separation of his employment.  Mr. Holden requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annualized salary at the time of his separation was $240,000. Therefore, the value of Mr. Holden’s claims is approximately $120,000, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden’s claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden’s claims are uncertain at this time.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Note J.   Loan Agreement with Entrx Corporation

On November 5, 2002, we entered into a loan agreement with Entrx Corporation, under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  On February 19, 2003, this loan agreement was amended.  In connection with the amendment, we received the second advance of $750,000 but waived the third advance.  Entrx also waived its rights to convert all outstanding advances into shares of our common stock, and terminated an option under the original loan agreement to purchase additional shares of our NextNet.  Entrx also agreed to waive interest charges accruing after December 2002.

Entrx elected to convert the principal amount of the loan into 413,712 shares of NextNet Wireless Series A Preferred Stock we own on March 31, 2003. The conversion price was $4.23 per share, which was the per share price (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet loan agreement) that NextNet agreed to receive for a sale of other preferred stock.  If NextNet sells additional preferred stock in an amount that is at least one million dollars ($1,000,000.00) before June 30, 2003, at a price lower than $4.23 per share (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet loan agreement), we are required to issue additional shares to Entrx to give it the benefit of such lower per share price.

Note K.   Major Customers

A portion of our revenues have been derived from significant customers for the three months ended March 31, 2003 and 2002 as follows:

	Three Months Ended March 31,
	2003	2002
Customer 1	28%	3%
Customer 2	18%	8%
Customer 3	13%	14%
Customer 4	6%	16%
Customer 5	6%	11%
Customer 6	1%	11%

Note L.  Stockholders’ Equity

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three months ended March 31, 2003 and 2002, our net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three months ended March 31,
	2003	2002

Net income (loss), as reported	$2,061	$(5,336)
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(426)	(1,900)

Pro forma net income (loss)	$1,635	$(7,236)

Earnings per share:
Basic - as reported	$0.05	$(0.14)
Basic - pro forma	$0.04	$(0.20)

Diluted - as reported	$0.05	$(0.14)
Diluted - pro forma	$0.04	$(0.20)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ZAMBA Corporation is a customer care services company.  We help our clients be more successful in acquiring, servicing, and retaining their customers.  Having served over 300 clients, ZAMBA is focused exclusively on customer-centric services by leveraging best practices and best-in-class technologies to enable insightful, consistent interactions across all customer touch points.  We provide strategy and business process consulting, as well as customization and systems integration for software applications, which we call “packages,” that our clients purchase from third parties.  Based on our expertise and experience, we have created a framework of interdependent processes and technologies to help our clients, including strategy, analytics and marketing, contact center, content and commerce, field sales, field service, and enterprise integration.

Our revenues and earnings historically have fluctuated from quarter-to-quarter based on the number, size, and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions, and other factors.  Consequently, the results of operations described in this report may not be indicative of results to be achieved in future periods.  In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

Results of Operations

Three months ended March 31, 2003, compared to the three months ended March 31, 2002

Net Revenues

Revenues decreased approximately 14% to $2.77 million in the first quarter of 2003 compared to $3.24 million in the first quarter of 2002.  Revenues before reimbursements decreased approximately 16% to $2.51 million in the first quarter of 2003 compared to $3.00 million in the first quarter of 2002.  The decrease was due primarily to the continued reduction in the demand for information technology consulting services, associated with a general slowdown in the economy. With this economic slowdown, many companies have either delayed decisions on information technology consulting projects, or have cancelled the projects altogether, resulting in an industry-wide decrease in services revenue.  In conjunction with the decrease in our revenues, our billable headcount decreased to 48 as of March 31, 2003, compared to 97 as of March 31, 2002.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.44 million or approximately 52% of net revenues in the first quarter of 2003 compared to $3.32 million or approximately 103% of net revenues in the first quarter of 2002.  The decrease in project costs in dollar and percentage of revenue terms between these periods was due primarily to the decrease in our headcount from 97 billable consultants as of March 31, 2002, to 48 billable consultants as of March 31, 2003, which improved our overall utilization.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $249,000 or approximately 9% of net revenues in the first quarter of 2003, compared to $859,000 or approximately 27% of net revenues in the first quarter of 2002.  The decrease between these periods was due to a reduction in the number of sales and marketing personnel, as well as lower commission expenses resulting from the decrease in revenue.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $782,000 or approximately 28% of net revenues in the first quarter of 2003, compared to $2.41 million or approximately 75% of net revenues in the first quarter of 2002. The overall decrease in costs was primarily due to cost savings of $602,000 in office and equipment lease expenses, $213,000 in salaries, and $184,000 from a gain due to termination of a lease for office furniture and settlement of related litigation.

Interest Income

Interest income was $0 in the first quarter of 2003 compared to $8,000 in the first quarter of 2002.  The decrease is due to decreases in our cash and investment accounts, which were used in operating and investing activities.

Interest Expense

Interest expense was $27,000 in the first quarter of 2003 compared to $65,000 in the first quarter of 2002.  The decrease was due to a decrease in our borrowings related to the credit facility with Silicon Valley Bank and the payoff of a majority of our long-term debt in the first quarter of 2003.

Gain on Sale of NextNet Shares

Gain on sale of NextNet shares was $1,853,000 in the first quarter of 2003 compared to $0 in the first quarter of 2002. This represents a gain from our sales of a total of approximately 436,000 shares of NextNet Series A Preferred Stock, as described in Note H of our Notes to Consolidated Financial Statements.  We will also record a gain on sale of NextNet shares of $750,000 in the second quarter of 2003 from sales of approximately 177,000 shares of NextNet Series A Preferred Stock, as described in Note H of our Notes to Consolidated Financial Statements.

Extraordinary Gain on Extinguishment of Debt

Extraordinary gain on extinguishment of debt was $198,000 in the first quarter of 2003 compared to $0 in the first quarter of 2002.  This represents a gain from an agreement to pay off our long-term debt owed to a third party, as described in Note K of our Notes to Consolidated Financial Statements.

Income Taxes

We have net operating loss carryforwards to utilize against earnings in the future, and therefore, we have not recognized a tax charge on our net income in the first quarter of 2003.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Income (Loss)

Our net income for the quarter ended March 31, 2003 was $2.06 million, or $0.05 per share, compared to a net loss for the quarter ended March 31, 2002 of $5.34 million, or $0.14 per share.  Our net income from operations for the quarter ended March 31, 2003 was $37,000, compared to a net loss from operations for the quarter ended March 31, 2002 of $5.28 million.

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

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Investment in NextNet Wireless, Inc.

For a detailed discussion of the application of these and other accounting policies, see Note 1 of the notes to the consolidated financial statements in our 2002 Annual Report on Form 10-K.

Liquidity and Capital Resources

At March 31, 2003, we had approximately $961,000 in cash and cash equivalents, compared to $549,000 at December 31, 2002. As of March 31, 2003, we had no significant capital spending or purchase commitments.  As of March 31, 2003, we had a negative working capital of $709,000, and a stockholder’s deficit of $266,000.

Cash used in operating activities was $967,000 for the three months ended March 31, 2003 and resulted primarily from an increase in accounts receivable of $637,000, a decrease in accrued expenses of $637,000, and a decrease in accounts payable of $448,000, which was offset by a gain before depreciation and amortization, non-cash compensation, gain on sale of investment in NextNet, and extraordinary gain on extinguishment of debt of

$87,000, a decrease in unbilled receivables of $330,000 and a decrease in prepaid expenses and other assets of $280,000.  Cash used in operating activities was $3.03 million for the three months ended March 31, 2002 and resulted primarily from a loss before depreciation and amortization of  $5.19 million, which was offset by a increase in accrued expenses of $1.23 million and a decrease in notes receivable of $535,000.

Cash provided from investing activities was $753,000 for the three months ended March 31, 2003, and resulted primarily from proceeds of $750,000 from the sale of a portion of our NextNet shares.  Cash provided from investing activities was $891,000 for the three months ended March 31, 2002, and resulted primarily from proceeds of $700,000 from the sale of a portion of our NextNet shares and receipts of $220,000 from notes receivable – related parties.

Cash provided by financing activities was $626,000 for the three months ended March 31, 2003 and consisted primarily of $750,000 in cash received from proceeds of a note payable, offset by payments of long-term debt of $167,000.  Cash provided by financing activities was $1.38 million for the three months ended March 31, 2002 and consisted primarily of cash received from the sale of common stock of $1.70 million, offset by a decrease of $250,000 in borrowings under our line of credit.

Future payments due under debt and lease obligations as of March 31, 2003, are as follows (in thousands):

Year Ending December 31,	Accounts Receivable Purchase Agreement	Notes Payable	Non Cancelable Operating Leases	Accrued Lease Settlements	Total
2003	$340	$6	$496	$698	$1,540
2004	—	—	556	—	556
2005	—	—	388	—	388
Total	$340	$6	$1,440	$698	$2,484

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

We received $750,000 in additional funding in the first quarter of 2003 from Entrx Corporation, to fund our working capital needs.  This funding was for the second installment of a loan agreement under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  The second advance was to be made on December 15, 2002 and third advance was to be made on February 15, 2003, upon the achievement of certain prescribed business milestones by us.  This agreement was amended on February 19, 2003, and the obligation of Entrx to pay the third installment was waived.  We repaid this loan by transferring 413,712 shares of NextNet Series A Preferred Stock we own to Entrx on March 31, 2003.

We also received $750,000 on February 17, 2003, when we sold shares of NextNet Series A Preferred Stock we own to two private investors.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, the receipt of $750,000 in February 2003 from the sale of NextNet Series A Preferred Stock and $750,000 in the first quarter of 2003 in connection with our loan from Entrx, and commitments from two private investors to pay $700,000 for our remaining NextNet shares, if necessary, should be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2003.

We will continue to explore possibilities for additional financing, which may include debt, equity, or other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or remaining investment in NextNet.  We cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance adversely affects our ability to obtain funds secured by our accounts receivable, and we are unable to obtain additional financing, we may not be able to meet our cash requirements beyond December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not currently exposed to market risk from changes in security prices and interest rates. We do not invest in any derivative financial instruments. Excess cash is invested in short-term low-risk vehicles, such as money market investments. Changes in interest rates are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Disclosure Controls and Procedures

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

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding the growth rate of the marketplace for customer-centric solutions, our ability to develop skills in implementing customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources than we have, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to fund operations, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture, and possible costs incurred related to the integration, our ability to grow revenues from acquired companies, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, changes in information technology spending within companies, changes in the global geopolitical situation, sales of our NextNet shares, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99.01 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On August 5, 2002, our former president and CEO, Doug Holden, notified us that he believes we breached his severance agreement with us following the separation of his employment.  Mr. Holden has requested continued payroll and benefits and continued vesting of stock options for six months from June 27, 2002, the date of his separation.  Mr. Holden’s annualized salary at the time of his separation was $240,000. Therefore, the value of Mr. Holden’s claims is approximately $120,000, plus the value of his benefits and continued vesting of his options.  We believe that we have valid defenses to Mr. Holden’s claims and/or that Mr. Holden is not entitled to the items he is requesting.  The timing and ultimate resolution of Mr. Holden’s claims are uncertain at this time.

We have settled some of the actual or threatened legal proceedings that were described in our Annual Report on Form 10-K for the year ended December 31, 2002.  These matters include the following:

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

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits: (See attached exhibit index)

(b)                                 Reports on Form 8-K:

On February 26, 2003, we filed a report on Form 8-K in conjunction with Entrx Corporation to announce that Zamba had completed the financing arrangement with Entrx previously announced on November 5, 2002.

On April 25, 2003, we filed a report on Form 8-K to announce earnings for the first quarter ended March 31, 2003.

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

Dated: May 14, 2003

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ Michael H. Carrel

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
99.01	Cautionary Statement Regarding Forward-Looking Statements

99.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002