Form 10-Q
period 2003-06-30
ZAMBA CORP
filed 2003-08-13
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2003.

Class	Outstanding at August 8, 2003
Common Stock, $0.01 par value	38,865,934

ZAMBA CORPORATION

Part I. Financial Information

Item 1:  Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Professional services	$2,601	$2,230	$5,111	$5,230
Reimbursable expenses	253	283	517	518
Total revenue	2,854	2,513	5,628	5,748

Costs and expenses:
Project and personnel costs	1,513	2,596	2,955	5,917
Reimbursable expenses	253	283	517	518
Sales and marketing	275	478	524	1,336
General and administrative	764	2,161	1,546	4,576
Restructuring and unusual charges	—	1,636	—	3,321
Total costs and expenses	2,805	7,154	5,542	15,668

Income (loss) from operations	49	(4,641)	86	(9,920)

Other income (expense):
Gain on sale of NextNet shares	750	2,655	2,603	2,655
Interest income	—	3	—	11
Interest expense	(20)	(59)	(47)	(124)
Other income (expense), net	730	2,599	2,556	2,542

Income (loss) before extraordinary item	779	(2,042)	2,642	(7,378)

Extraordinary gain from extinguishment of debt	—	—	198	—

Net income (loss)	$779	$(2,042)	$2,840	$(7,378)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.02	$(0.05)	$0.07	$(0.19)
Extraordinary gain from extinguishment of debt	—	—	—	—
Basic net income (loss) per share:	$0.02	$(0.05)	$0.07	$(0.19)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.02	$(0.05)	$0.07	$(0.19)
Extraordinary gain from extinguishment of debt	—	—	—	—
Diluted net income (loss) per share	$0.02	$(0.05)	$0.07	$(0.19)

Weighted average shares outstanding:
Basic	38,832	38,938	38,827	37,998
Diluted	40,130	38,938	40,125	37,998

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$345	$549
Accounts receivable, net	1,787	662
Unbilled receivables	386	470
Prepaid expenses and other current assets	219	507
Total current assets	2,737	2,188

Property and equipment, net	449	531
Other assets	90	102
Total assets	$3,276	$2,821
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Line of credit	$875	$298
Short-term loan	—	1,000
Current installments of long-term debt	4	266
Accounts payable	171	584
Accrued expenses	1,450	2,593
Deferred revenue	150	57
Deferred gain on sale of NextNet shares	—	25
Total current liabilities	2,650	4,823

Long-term debt, less current installments	—	164
Other long-term liabilities	110	164
Commitments and contingencies
Total liabilities	2,760	5,151
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,840 and 38,823 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	388	388
Additional paid-in capital	86,067	86,060
Accumulated deficit	(85,939)	(88,778)
Total stockholders’ equity (deficit)	516	(2,330)

Total liabilities and stockholders’ equity (deficit)	$3,276	$2,821

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,840	$(7,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	160	257
Non-cash compensation - forgiveness of director loan	—	443
Provision for bad debts	—	20
Gain on disposal of fixed assets	(7)	—
Gain on sale of NextNet shares	(2,603)	(2,655)
Extraordinary gain on extinguishment of debt	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,125)	169
Unbilled receivables	84	252
Notes receivable	—	535
Prepaid expenses and other assets	266	107
Accounts payable	(413)	57
Accrued expenses and other long-term liabilities	(1,180)	2,095
Deferred revenue	93	(4)
Net cash used in operating activities	(2,083)	(6,102)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(49)
Proceeds from sale of NextNet shares	750	2,965
Proceeds from sale of equipment	9	1
Restricted cash		366
Notes receivable - related parties	—	220
Net cash provided by investing activities	718	3,503

Cash flows from financing activities:
Line of credit, net	577	(405)
Advance from director	—	450
Proceeds from short-term loan	750	—
Proceeds from sale of common stock	3	1,710
Proceeds from exercises of stock options	—	13
Payments of long-term debt	(169)	(139)
Net cash provided by financing activities	1,161	1,629

Net decrease in cash and cash equivalents	(204)	(970)
Cash and cash equivalents, beginning of period	549	1,326
Cash and cash equivalents, end of period	$345	$356

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$37	$124

Non-cash investing and financing activity:

Conversion of note payable into sale of NextNet shares	$1,750	$—
Conversion of long-term debt into sale of NextNet shares	$71	$—

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of June 30, 2003, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2003 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were included in our 2002 Annual Report on Form 10-K.

Note B.  Liquidity:

We had working capital of $87,000 as of June 30, 2003, an improvement from the negative working capital of $709,000 as of March 31, 2003. We had stockholders’ equity of $516,000 as of June 30, 2003, an improvement from the stockholders’ deficit of $266,000 as of March 31, 2003.  To partially fund our operations during the first and second quarters of 2003, we utilized $1.5 million received from the sales of shares of NextNet Wireless, Inc. Series A Preferred Stock.  These funds were received in transactions with Entrx Corporation (“Entrx”) and two private investors.  We received $750,000 in the first quarter of 2003 as part of a loan agreement we entered into with Entrx during the fourth quarter of 2002.  The amounts received under the loan were originally classified as a note payable, which then was converted into 415,340 shares of our NextNet Series A Preferred Stock on March 31, 2003 at a price of $4.23 per share.  See Note K for additional discussion of this transaction.  We also received $750,000 in the first quarter of 2003 from two private investors in exchange for an aggregate of 177,306 shares of NextNet Series A Preferred Stock at a price of $4.23 per share.  See note H for additional discussion of this transaction.

Cash used in operating activities was $2.08 million for the six months ended June 30, 2003 and resulted primarily from an increase of $1.13 million in accounts receivable and a decrease of $1.18 million in accrued expenses.  The increase in accounts receivable resulted mainly due to the timing of billings and collections during the quarter.  A higher than typical proportion of billing occurred in the last half of the second quarter compared with the first half of the second quarter, which resulted in collections of those invoices after the end of the second quarter.  The decrease in accrued expenses resulted mainly from payments related to office and furniture lease termination settlement agreements negotiated over the past year.  The remaining payments related to these settlements total $273,000, and will be paid through October 2003.

We partly fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement was renewed on July 29, 2003 and expires on July 29, 2004. However, both parties have the right to terminate this Agreement at any time.  See Note G for additional discussion.

Our ability to continue as a going concern depends upon our ability to sustain profitability, continue to access our borrowing facility with our bank, and obtain any additional funding that may be needed.

Note C. Selected Balance Sheet Information:

(in thousands)	June 30, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$1,931	$806
Less allowance for doubtful accounts	(144)	(144)
Totals	$1,787	$662

Property and equipment, net:
Computer equipment	$816	$802
Furniture and equipment	293	286
Leasehold improvements	60	60
Totals	1,169	1,148
Less accumulated depreciation and amortization	(720)	(617)
Totals	$449	$531

Note D.  Net Income (Loss) Per Share:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options.  A total of 1.3 million and 0 additional shares were included in the diluted income (loss) per share calculation at June 30, 2003 and 2002, respectively. The calculation of weighted average diluted shares outstanding excludes options for approximately 2.3 million common shares at June 30, 2003, as the exercise price of those options was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share.

Note E.  Recent Accounting Standards:

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  Instruments that fall within the scope of SFAS No. 150 must be classified as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments issued prior to June 1, 2003, SFAS No. 150 is effective in the third quarter of 2003.  Adoption of SFAS No. 150 is not expected to have an impact on our financial position, results of operations or cash flows.

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

Note F.   Restructuring and Unusual Charges:

We incurred restructuring and unusual charges in 2002 that significantly reduced our ongoing cost structure.  In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters.  Included in this amount was a $1.34 million charge related to closing our Campbell, California, and Colorado Springs, Colorado facilities.  These transactions have resulted in annual cost savings of $1.0 million.  In addition, a $350,000 charge was taken for severance pay relating to reduced headcount, including the separation of three vice presidents, in the first quarter of 2002.  These headcount reductions have resulted in annual savings of $3.5 million.

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges included $190,000 for closing the Boston, Massachusetts, facility, $290,000 for reducing the amount of space leased in Minneapolis, Minnesota, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  These charges have resulted in annual savings of $1.2 million.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction related to an agreement dated December 26, 2000, as amended on August 2, 2001.

A summary of restructuring and unusual charge activity through June 30, 2003 is as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Fourth Quarter 2000 Provision	$240,000	$307,000	$206,000	$753,000
2000 Utilized	—	(137,000)	(206,000)	(343,000)
Balance as of December 31, 2000	240,000	170,000	—	410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	1,526,000	135,000	—	1,661,000
First Quarter 2003 Utilized	(582,000)	—	—	(582,000)
Second Quarter 2003 Utilized	(452,000)	(105,000)	—	(557,000)
Balance as of June 30, 2003	$492,000	$30,000	$—	$522,000

Note G.   Line of Credit:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The Accounts Receivable Purchase Agreement was renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  If Silicon Valley

Bank decides not to purchase receivables from us, our ability to fund our operations could be materially harmed.  The amount outstanding under this agreement was $875,000 at June 30, 2003.

Note H.   Sales of Investments:

In the first quarter of 2003, we entered into transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, has been a consultant for NextNet.  There have been no other relationships or business transactions between the two companies during this reporting period.

On January 27, 2003, we entered into an agreement to pay an unrelated third party $165,000 and transfer 16,667 shares of NextNet Series A Preferred Stock to the third party’s family trust in exchange for cancellation of a debt obligation under which we owed him approximately $434,000 in principal and accrued interest.  As a result, we recorded an extraordinary gain on debt extinguishment of approximately $198,000 and a gain on sale of NextNet shares of $71,000 in the first quarter of 2003.

On February 17, 2003, we sold 177,306 shares of NextNet Series A Preferred Stock to two private investors for $750,000.  We recorded a deferred gain on sale of investment in the first quarter of 2003 when we received the cash from these transactions. A gain on sale of investment was recorded in the second quarter of 2003, when the share transfer was completed.  In connection with these sales, we issued a warrant to purchase up to 125,000 additional shares of NextNet Series A Preferred Stock to an investor affiliated with a prior purchaser of NextNet shares.  This warrant bears an exercise price of $6.00 per share and may be exercised any time prior to the close of business on December 31, 2004.

We transferred 415,340 shares of our NextNet Series A Preferred Stock to Entrx Corporation on March 31, 2003, pursuant to a loan agreement we entered into with Entrx on November 5, 2002.  See Note K for more information regarding our transaction with Entrx.

All NextNet shares that we sell are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

As of June 30, 2003, we owned approximately 700,000 shares of NextNet Series A Preferred Stock, or approximately 6% of the outstanding equity in NextNet.  Of our remaining shares, we have issued three warrants to two private investors to purchase up to 148,337 additional shares of our NextNet Series A Preferred Stock from us at a price of $6.00 per share.  A warrant to purchase up to 125,000 shares expires on December 31, 2004, and two warrants to purchase a total of 23,337 shares expire on December 31, 2005.

Note I. Income Taxes:

We have not recorded any current or deferred income tax provision for any of the periods presented since we have a net operating loss carryforward.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.  At June 30, 2003, we had approximately $84 million of net operating loss carryforwards remaining, which begin to expire starting in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Note J. Legal Matters:

We are subject to various legal proceedings and claims that arise in the ordinary course of business that we do not believe are material either separately or in the aggregate.

On June 6, 2003, we reached an agreement with Doug Holden, our former president and CEO, related to a claim for severance he threatened to bring against us following the separation of his employment.  Under the agreement, we will pay Mr. Holden a total of $50,000 in five monthly installments, ending in October 2003.

Note K.  Loan Agreement with Entrx Corporation:

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

We received $1.75 million under the loan.  On March 31, 2003, principal and accrued interest was converted into 415,340 shares of NextNet Wireless Series A Preferred Stock. The conversion price was $4.23 per share, which was the per share price (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet loan agreement) that NextNet agreed to receive for a sale of other preferred stock.  Upon conversion, our repayment obligations under the loan were extinguished.

Note L.  Major Customers:

A portion of our revenues have been derived from significant customers for the three and six month periods ended June 30, 2003 and 2002 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Customer 1	24%	0%	12%	0%
Customer 2	14%	0%	21%	2%
Customer 3	12%	16%	9%	13%
Customer 4	10%	6%	14%	8%
Customer 5	9%	10%	9%	13%
Customer 6	7%	23%	10%	18%
Customer 7	7%	16%	4%	7%

Note M.  Stockholders’ Equity:

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three and six month periods ended June 30, 2003 and 2002, our net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$779	$(2,042)	$2,840	$(7,378)
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(1,900)	(734)	(3,800)

Pro forma net income (loss)	$471	$(3,942)	$2,106	$(11,178)

Earnings per share:
Basic - as reported	$0.02	$(0.05)	$0.07	$(0.19)
Basic - pro forma	$0.01	$(0.10)	$0.05	$(0.29)

Diluted - as reported	$0.02	$(0.05)	$0.07	$(0.19)
Diluted - pro forma	$0.01	$(0.10)	$0.05	$(0.29)

In the second quarter, we conducted an option exchange program under which all of our directors, officers and employees could return their existing stock options in exchange for replacement options to be granted at least six months and one day after the conclusion of the exchange program.  The number of replacement options to be received by any individual in exchange for that person’s existing options varies, depending on the exercise prices of the options returned by that person.  Options to purchase approximately 3.9 million shares of common stock were cancelled under the exchange program.  We expect to issue approximately 1.3 million options under our option plans in exchange for the cancelled options.

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

Results of Operations

Three months ended June 30, 2003, compared to the three months ended June 30, 2002

Net Revenues

Revenues increased approximately 14% to $2.85 million in the second quarter of 2003 compared to $2.51 million in the second quarter of 2002.  Revenues before reimbursements increased approximately 17% to $2.60 million in the second quarter of 2003 compared to $2.23 million in the second quarter of 2002.  The increase was due primarily to an increase in our average billing rate in the second quarter of 2003 as compared to the second quarter of 2002.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.51 million or approximately 53% of net revenues in the second quarter of 2003 compared to $2.60 million or approximately 103% of net revenues in the second quarter of 2002.  The decrease in project costs in dollar and percentage of revenue terms between these periods was due primarily to the decrease in our headcount from 70 billable consultants as of June 30, 2002, to 49 billable consultants as of June 30, 2003, and a related improvement in our overall utilization, which is the percentage of all hours worked that were billed by our billable consultants.  In the future, we expect project costs as a percentage of net revenues to be at a level more consistent with the second quarter of 2003 than with the percentage of net revenues in the second quarter of 2002.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $275,000 or approximately 10% of net revenues in the second quarter of 2003, compared to $478,000 or approximately 19% of net revenues in the second quarter of 2002.  The decrease between these periods was due to a reduction in the number of sales and marketing personnel.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $764,000 or approximately 27% of net revenues in the second quarter of 2003, compared to $2.16 million or approximately 86% of net revenues in the second quarter of 2002.  Key factors in the decrease in general and administrative costs were cost savings of $650,000 in office and equipment lease expenses, a reduction of $300,000 in salaries, and a reduction in expense from the release of an accrual of $85,000 related to a settlement on a severance agreement with our former CEO.

Interest Expense

Interest expense was $20,000 in the second quarter of 2003 compared to $59,000 in the second quarter of 2002.  The decrease was due to a decrease in our average borrowings for the quarter related to the credit facility with Silicon Valley Bank and the payoff of a majority of our long-term debt in the first quarter of 2003.

Gain on Sale of NextNet Shares

Gain on sale of NextNet shares was $750,000 in the second quarter of 2003 compared to $2.65 million in the second quarter of 2002. This represents a gain on sales of a portion of our shares of NextNet Series A Preferred Stock, as described in Note H of our Notes to Consolidated Financial Statements.

Income Taxes

We have net operating loss carryforwards to utilize against earnings in the future, and therefore, we have not recognized a tax expense on our net income for the three and six month periods ended June 30, 2003.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Income (Loss)

Our net income for the quarter ended June 30, 2003 was $779,000, or $0.02 per share, compared to a net loss for the quarter ended June 30, 2002 of $2.04 million, or $0.05 per share.  Our net income from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was $49,000 for the quarter ended June 30, 2003, compared to a net loss from operations of $4.64 million for the quarter ended June 30, 2002.

Six months ended June 30, 2003, compared to the six months ended June 30, 2002

Net Revenues

Revenues decreased approximately 2% to $5.63 million for the six months ended June 30, 2003 compared to $5.75 million for the six months ended June 30, 2002.  Revenues before reimbursements decreased approximately 2% to $5.11 million for the six months ended June 30, 2003 compared to $5.23 million for the six months ended June 30, 2002.  In conjunction with the decrease in our revenues, our billable headcount decreased to 49 as of June 30, 2003, compared to 70 as of June 30, 2002.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $2.96 million or approximately 53% of net revenues for the six months ended June 30, 2003 compared to $5.92 million or approximately 103% of net revenues for the six months ended June 30, 2002.  The decrease in project costs in dollar and percentage of revenue terms between these periods was due primarily to the decrease in our headcount from 70 billable consultants as of June 30, 2002, to 49 billable consultants as of June 30, 2003, and a related improvement in our overall utilization.  In the future, we expect the project costs as a percentage of net revenues to be at a level more consistent with the second quarter of 2003 than with the percentage of net revenues in the second quarter of 2002.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $524,000 or approximately 9% of net revenues for the six months ended June 30, 2003, compared to $1.34 million or approximately 23% of net revenues for the six months ended June 30, 2002.  The decrease between these periods was primarily due to a reduction in the number of sales and marketing personnel.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $1.55 million or approximately 27% of net revenues for the six months ended June 30, 2003, compared to $4.58 million or approximately 80% of net revenues for the six months ended June 30, 2002.  Key factors in the decrease in general and administrative costs were cost savings of $1.25 million in office and equipment lease expenses, a reduction of $510,000 in salaries, a gain (offset against costs) of $184,000 due to termination of a lease for office furniture and settlement of related litigation, and a reduction in expense from the release of an accrual of $85,000 related to a settlement on a severance agreement with our former CEO.

Interest Expense

Interest expense was $47,000 for the six months ended June 30, 2003 compared to $124,000 for the six months ended June 30, 2002.  The decrease was due to a decrease in our average borrowings for the six month period ended June 30, 2003 related to the credit facility with Silicon Valley Bank and the payoff of a majority of our long-term debt in the first quarter of 2003.

Gain on Sale of NextNet Shares

Gain on sale of NextNet shares was $2.60 million for the six months ended June 30, 2003 compared to $2.66 million for the six months ended June 30, 2002. This represents a gain on sales of a portion of our shares of NextNet Series A Preferred Stock, as described in Note H of our Notes to Consolidated Financial Statements.

Extraordinary Gain on Extinguishment of Debt

Extraordinary gain on extinguishment of debt was $198,000 for the six months ended June 30, 2003 compared to $0 for the six months ended June 30, 2002.  This represents a gain from an agreement to pay off our long-term debt owed to a third party in the first quarter of 2003.

Income Taxes

We have net operating loss carryforwards to utilize against earnings in the future, and therefore, we have not recognized a tax expense on our net income in the first quarter of 2003.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.

Net Income (Loss)

Our net income for the six months ended June 30, 2003 was $2.84 million, or $0.07 per share, compared to a net loss for the six months ended June 30, 2002 of $7.38 million, or $0.19 per share.  Our net income from operations for the six months ended June 30, 2003 was $86,000, compared to a net loss from operations for the six months ended June 30, 2002 of $9.92 million.

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

Liquidity and Capital Resources

At June 30, 2003, we had approximately $345,000 in cash and cash equivalents, compared to $549,000 at December 31, 2002. As of June 30, 2003, we had no significant capital spending or purchase commitments.  We had working capital of $87,000 as of June 30, 2003, an improvement from the negative working capital of $709,000 as of March 31, 2003. We had stockholders’ equity of $516,000 as of June 30, 2003, an improvement from the stockholders’ deficit of $266,000 as of March 31, 2003.

Cash used in operating activities was $2.08 million for the six months ended June 30, 2003 and resulted primarily from an increase of $1.13 million in accounts receivable and a decrease of $1.18 million in accrued expenses.  The increase in accounts receivable resulted mainly due to the timing of billings and collections during the quarter.  A higher than typical proportion of billing occurred in the last half of the second quarter compared with the first half of the second quarter, which resulted in collections of those invoices after the end of the second quarter.  The decrease in accrued expenses resulted mainly from payments related to office and furniture lease termination settlement agreements negotiated over the past year.  The remaining payments related to these settlements total $273,000, and will be paid through October 2003.  For the six months ended June 30, 2002, cash used in operating activities was $6.10 million, which resulted primarily from a loss before depreciation and amortization of $7.12 million and a gain on sale of NextNet shares of  $2.66 million, which was offset by an increase of $2.10 million in accrued expenses and a decrease of $535,000 in notes receivable.

Cash provided from investing activities was $718,000 for the six months ended June 30, 2003, and resulted primarily from proceeds from the sale of a portion of our NextNet shares.  For the six months ended June 30, 2002, cash provided from investing activities was $3.50 million, which resulted primarily from proceeds from the sale of a portion of our NextNet shares.

Cash provided by financing activities was $1.16 million for the six months ended June 30, 2003 and consisted primarily of $750,000 in cash received from proceeds of a note payable and an increase of $577,000 in borrowings under our line of credit.  For the six months ended June 30, 2002, cash provided by financing activities was $1.63 million, which consisted primarily of cash received from the sale of $1.70 million of common stock and an advance of $450,000 from a director, offset by a decrease of $405,000 in borrowings under our line of credit.

Future payments due under debt and lease obligations as of June 30, 2003, are as follows (in thousands):

Year Ending December 31,	Accounts Receivable Purchase Agreement	Notes Payable	Non Cancelable Operating Leases	Accrued Lease Settlements	Total
2003	$875	$4	$315	$273	$1,467
2004	—	—	556	—	556
2005	—	—	388	—	388
Total	$875	$4	$1,259	$273	$2,411

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace our prior bank line of credit. This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This agreement was renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.

We received $750,000 in additional funding in the first quarter of 2003 from Entrx Corporation, to fund our working capital needs.  The amount received was the second installment of a loan agreement under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  The second advance was to be made on December 15, 2002, and a third advance was to be made on February 15, 2003, upon the achievement of certain prescribed business milestones by us.  This agreement was amended on February 19, 2003, and the obligation of Entrx to pay the third installment was waived.  We repaid this loan by transferring 415,340 shares of NextNet Series A Preferred Stock to Entrx on March 31, 2003.

We also received $750,000 on February 17, 2003, when we sold shares of NextNet Series A Preferred Stock to two private investors.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, and commitments from two private investors through December 31, 2003, to pay $700,000 for our remaining NextNet shares, if necessary, should be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2003.  Beyond that date, our ability to continue as a going concern depends on our ability to sustain profitability and generate positive cash flow from operations, continue to access borrowing with our bank, and obtain additional funding, if necessary.

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

Item 4.  Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding the growth rate of the marketplace for customer-centric solutions, our ability to maintain skills in providing customer-centric solutions, changing client preferences for customer-centric solutions, the ability of our partners to maintain competitive products, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, the impact of competition and pricing pressures from actual and potential competitors who have lower-cost operations, such as offshore consulting firms based in India and other countries in Asia and Europe, our ability to obtain large-scale consulting services agreements, possibly lengthy client decision-making processes, our ability to fund operations, our ability to hire and retain competent employees, possible delays in collections of accounts receivable, changes in general economic conditions and interest rates, changes in information technology spending within companies, changes in the global geopolitical situation, sales of our NextNet shares, and other factors identified in our filings with the Securities and Exchange Commission, including those identified in Exhibit 99.01 to this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  The following is a summary of our current legal proceedings.

On June 6, 2003, we reached an agreement with Doug Holden, our former president and CEO, related to a claim for severance he threatened to bring against us following the separation of his employment.  Under the agreement, we will pay Mr. Holden a total of $50,000 in five monthly installments, ending in October 2003.

We are also subject to other various legal proceedings and claims that we do not believe are material either separately or in the aggregate.

Item 2.             Changes in Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Zamba held its Annual Meeting on June 5, 2003.  One proposal was presented at the Annual Meeting for voting by the stockholders: the election of directors. Each person nominated for director was elected.  Each nominated director received at least 33,651,299 votes in favor of his election, and no more than 416,003 votes were withheld from the election of any director.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits: (See attached exhibit index)

(b)                                 Reports on Form 8-K:

On August 1, 2003, we filed a report on Form 8-K, which contained a copy of our press release announcing our financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION

By:	/s/ Norm Smith
Norman D. Smith

President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 13, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
10.01	Settlement Agreement and Release between Doug Holden and Zamba Corporation, dated June 6, 2003
31.1	Rule 13a-14(a) Certification by Norman D. Smith, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Michael H. Carrel, Executive Vice President and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Cautionary Statement Regarding Forward-Looking Statements