Form 10-Q
period 2003-09-30
ZAMBA CORP
filed 2003-11-12
CIK 883741

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES                          ☒                                                            NO                              ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                          ☐                                                            NO                              ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, $0.01 par value	38,883,817

ZAMBA CORPORATION

Part I. Financial Information

Item 1: Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Professional services	$2,479	$2,449	$7,591	$7,679
Reimbursable expenses	241	168	759	686
Total revenues	2,720	2,617	8,350	8,365

Costs and expenses:
Project and personnel costs	1,526	1,859	4,482	7,776
Reimbursable expenses	241	168	759	686
Sales and marketing	304	246	829	1,582
General and administrative	839	1,599	2,384	6,175
Restructuring and unusual charges	—	—	—	3,321
Total costs and expenses	2,910	3,872	8,454	19,540

Loss from operations	(190)	(1,255)	(104)	(11,175)

Other income (expense):
Gain on sale of NextNet shares	—	310	2,603	2,965
Interest income	—	1	—	12
Interest expense	(47)	(94)	(94)	(219)
Other income (expense), net	(47)	217	2,509	2,758

Income (loss) before extraordinary item	(237)	(1,038)	2,405	(8,417)

Extraordinary gain from extinguishment of debt	—	—	198	—

Net income (loss)	$(237)	$(1,038)	$2,603	$(8,417)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.01)	$(0.03)	$0.07	$(0.22)
Extraordinary gain from extinguishment of debt	—	—	—	—
Basic net income (loss) per share:	$(0.01)	$(0.03)	$0.07	$(0.22)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.01)	$(0.03)	$0.07	$(0.22)
Extraordinary gain from extinguishment of debt	—	—	—	—
Diluted net income (loss) per share	$(0.01)	$(0.03)	$0.07	$(0.22)

Weighted average shares outstanding:
Basic	38,865	38,762	38,840	38,281
Diluted	38,865	38,762	40,973	38,281

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$473	$549
Accounts receivable, net	1,839	662
Unbilled receivables	247	470
Prepaid expenses and other current assets	117	507
Total current assets	2,676	2,188

Property and equipment, net	390	531
Other assets	55	102
Total assets	$3,121	$2,821

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Line of credit	$1,301	$298
Short-term loan	—	1,000
Current installments of long-term debt	—	266
Accounts payable	158	584
Accrued expenses	1,106	2,593
Deferred revenue	185	57
Deferred gain on sale of NextNet shares	—	25
Total current liabilities	2,750	4,823

Long-term debt, less current installments	—	164
Other long-term liabilities	81	164
Commitments and contingencies
Total liabilities	2,831	5,151
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,884 and 38,823 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	389	388
Additional paid-in capital	86,077	86,060
Accumulated deficit	(86,176)	(88,778)
Total stockholders’ equity (deficit)	290	(2,330)

Total liabilities and stockholders’ equity (deficit)	$3,121	$2,821

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,603	$(8,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	233	347
Non-cash compensation - forgiveness of director loan	—	443
Provision for bad debts	—	20
Gain on disposal of fixed assets	(7)	(2)
Gain on sale of NextNet shares	(2,603)	(2,965)
Extraordinary gain on extinguishment of debt	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,177)	(113)
Unbilled receivables	223	479
Notes receivable	—	535
Prepaid expenses and other assets	402	426
Accounts payable	(426)	(355)
Accrued expenses and other long-term liabilities	(1,552)	1,592
Deferred revenue	128	114
Net cash used in operating activities	(2,374)	(7,896)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(49)
Proceeds from sale of NextNet shares	750	5,045
Proceeds from sale of equipment	9	4
Restricted cash	—	471
Notes receivable - related parties	—	310
Net cash provided by investing activities	706	5,781

Cash flows from financing activities:
Line of credit, net	1,003	(463)
Proceeds from short-term loan	750	—
Proceeds from sale of common stock	4	1,712
Proceeds from exercises of stock options	8	13
Payments of long-term debt	(173)	(147)
Net cash provided by financing activities	1,592	1,115

Net decrease in cash and cash equivalents	(76)	(1,000)
Cash and cash equivalents, beginning of period	549	1,326
Cash and cash equivalents, end of period	$473	$326

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$78	$161

Non-cash investing and financing activity:

Conversion of note payable into sale of NextNet shares	$1,750	$—
Conversion of long-term debt into sale of NextNet shares	$71	$—

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of September 30, 2003, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2003 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were included in our 2002 Annual Report on Form 10-K.

Note B.  Liquidity:

We had a working capital deficit of $74,000 and stockholders’ equity of $290,000 as of September 30, 2003.  To partially fund our operations during the nine months ended September 30, 2003, we utilized $1.5 million of proceeds received from the sales of shares of NextNet Wireless, Inc. Series A Preferred Stock to Entrx Corporation (“Entrx”) and two private investors during the first quarter.  We received $750,000 as part of a loan agreement we entered into with Entrx during the fourth quarter of 2002.  The amounts received under the loan were originally classified as a note payable, which then was satisfied by the transfer to Entrx of 415,340 shares of our NextNet Series A Preferred Stock on March 31, 2003 at a price of $4.23 per share.  See Note K for additional discussion of this transaction.  We also received $750,000 from two private investors in exchange for an aggregate of 177,306 shares of NextNet Series A Preferred Stock at a price of $4.23 per share.  Between September 30 and November 7, 2003, we received an additional $40,000 from two private investors from sales of approximately 27,000 shares of NextNet Series A Preferred Stock.  See Note H for additional discussion of these transactions.

We also partly fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  A total of $1,301,000 was outstanding as of September 30, 2003.  See Note G for additional discussion.

Cash used in operating activities was $2.37 million for the nine months ended September 30, 2003 and resulted primarily from an increase of $1.18 million in accounts receivable and a decrease of $1.55 million in accrued expenses.  Accounts receivable increased mainly because collections from two of our significant customers during the third quarter were slower than our historical average.  Accrued expenses decreased mainly because we continued to make payments under office and furniture lease termination settlement agreements negotiated since January 1, 2002.  The final such settlement payment of $15,000 was paid in October 2003.

Our ability to continue as a going concern depends upon our ability to regain and sustain profitability, continue to access our borrowing facility with our bank, and obtain any additional funding that may be needed.

Note C. Selected Balance Sheet Information:

(in thousands)	September 30, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$1,983	$806
Less allowance for doubtful accounts	(144)	(144)
Totals	$1,839	$662

Property and equipment, net:
Computer equipment	$828	$802
Furniture and equipment	293	286
Leasehold improvements	60	60
Totals	1,181	1,148
Less accumulated depreciation and amortization	(791)	(617)
Totals	$390	$531

Note D.  Net Income (Loss) Per Share:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include options and warrants to purchase our common stock at prices at or below the average market price for our common stock as of the last date of the time period being measured.  A total of 2.1 million and no additional shares were included in the diluted income (loss) per share calculation at September 30, 2003 and 2002, respectively. The calculation of weighted average diluted shares outstanding excludes options and warrants for approximately 3.7 million common shares at September 30, 2003 that were anti-dilutive, as the exercise prices of those options and warrants were greater than the average market price.

Note E.  Recent Accounting Standards:

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  Instruments that fall within the scope of SFAS No. 150 must be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments issued prior to June 1, 2003, SFAS No. 150 was effective in the third quarter of 2003.  Adoption of SFAS No. 150 did not have an impact on our financial position, results of operations or cash flows in the third quarter of 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation”  (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by Zamba for all periods presented herein.  The adoption of SFAS 148 did not have an effect on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The adoption of Issue 00-21 is not expected to have an effect on our financial position, results of operations or cash flows.

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

In the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters. Included in this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges included $190,000 for closing our Boston, Massachusetts, facility, $290,000 for reducing the amount of space leased in Minneapolis, Minnesota, and $713,000 for increasing the accrual for our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.  These charges have resulted in annual savings of $1.2 million.  We also incurred a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz, a member of our board of directors, of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction related to an agreement dated December 26, 2000, as amended on August 2, 2001.

A summary of restructuring and unusual charge activity through September 30, 2003 is as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Fourth Quarter 2000 Provision	$240,000	$307,000	$206,000	$753,000
2000 Utilized	—	(137,000)	(206,000)	(343,000)
Balance as of December 31, 2000	240,000	170,000	—	410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	1,526,000	135,000	—	1,661,000
First Quarter 2003 Utilized	(582,000)	—	—	(582,000)
Second Quarter 2003 Utilized	(452,000)	(105,000)	—	(557,000)
Third Quarter 2003 Utilized	(286,000)	(30,000)		(316,000)
Balance as of September 30, 2003	$206,000	$—	$—	$206,000

Note G.  Accounts Receivable Purchase Agreement:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The Accounts Receivable Purchase Agreement renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  If Silicon Valley Bank decides not to purchase receivables from us, our ability to fund our operations could be materially harmed.  The amount outstanding under this Accounts Receivable Purchase Agreement was $1,301,000 at September 30, 2003.

Note H.  Sales of Investments:

In the first quarter of 2003, we entered into transactions with private investors in which we sold portions of our equity holdings in NextNet Wireless, Inc.  Several members of our board and management team are also involved in a variety of capacities at NextNet.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, has provided consulting services to NextNet, and Michael Carrel, our CFO, is currently providing consulting services to NextNet.  There have been no other relationships or business transactions between the two companies during this reporting period.

On January 27, 2003, we entered into an agreement to pay a third party $165,000 and transfer 16,667 shares of NextNet Series A Preferred Stock to the third party’s family trust in exchange for cancellation of a debt obligation under which we owed approximately $434,000 in principal and accrued interest.  As a result, we recorded an extraordinary gain on debt extinguishment of approximately $198,000 and a gain on sale of NextNet shares of $71,000 in the first quarter of 2003.

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

Between September 30 and November 7, 2003, we received an additional $40,000 from two private investors from sales of approximately 27,000 shares of NextNet Series A Preferred Stock.

All NextNet shares that we sell are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

We currently own approximately 673,000 shares of NextNet Series A Preferred Stock, or approximately 4.5% of the outstanding equity of NextNet.  Of our remaining shares, we have issued three warrants to two private investors to purchase up to 148,337 additional shares of our NextNet Series A Preferred Stock from us at a price of $6.00 per share.  A warrant to purchase up to 125,000 shares expires on December 31, 2004, and two warrants to purchase a total of 23,337 shares expire on December 31, 2005.  The two warrants that expire on December 31, 2005, were issued in connection with each private investors’ commitment to purchase, at our request at any time through December 31, 2003, NextNet shares from us at a purchase price of $1.47 per share that results in the first investor purchasing up to an aggregate of $500,000 worth of NextNet shares and the second investor purchasing up to an aggregate of $200,000 worth of NextNet shares.

Note I. Income Taxes:

We have not recorded any current or deferred income tax provision for any of the periods presented since we have a net operating loss carryforward.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.  At September 30, 2003, we had approximately $84 million of net operating loss carryforwards remaining, which begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Note J. Legal Matters:

We are subject to various legal proceedings and claims that arise in the ordinary course of business that we do not believe are material either separately or in the aggregate.

Note K. Loan Agreement with Entrx Corporation:

On November 5, 2002, we entered into a loan agreement with Entrx Corporation, under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  On February 19, 2003, this loan agreement was amended.  In connection with the amendment, we received the second advance of $750,000, but waived our right to receive the third advance.  Entrx also waived its rights to convert all outstanding advances into shares of our common stock, and terminated an option under the original loan agreement to purchase additional shares of NextNet Series A Preferred Stock we own.  Entrx also agreed to waive interest charges accruing after December 2002.

On March 31, 2003, all principal and accrued interest totaling $1.76 million was, pursuant to the loan agreement, converted into 415,340 shares of NextNet Wireless Series A Preferred Stock. The conversion price was $4.23 per share, which was the per share price (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet loan agreement) that NextNet agreed to receive for a sale of other preferred stock.

Note L. Major Customers:

A portion of our revenues have been derived from significant customers for the three and nine month periods ended September 30, 2003 and 2002 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Customer 1	41%	0%	21%	0%
Customer 2	17%	21%	19%	8%
Customer 3	14%	15%	11%	14%
Customer 4	7%	6%	7%	11%
Customer 5	5%	3%	11%	6%
Customer 6	3%	21%	8%	19%

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three and nine month periods ended September 30, 2003 and 2002, our net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(237)	$(1,038)	$2,603	$(8,417)

Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(71)	(1,900)	(805)	(5,700)

Pro forma net income (loss)	$(308)	$(2,938)	$1,798	$(14,117)

Earnings per share:
Basic - as reported	$(0.01)	$(0.03)	$0.07	$(0.22)
Basic - pro forma	$(0.01)	$(0.08)	$0.05	$(0.37)

Diluted - as reported	$(0.01)	$(0.03)	$0.06	$(0.22)
Diluted - pro forma	$(0.01)	$(0.08)	$0.04	$(0.37)

In the second quarter of 2003, we conducted an option exchange program under which all of our directors, officers and employees could return their existing stock options to us in exchange for replacement options to be granted at least six months and one day after the conclusion of the exchange program.  The number of replacement options to be received by any individual in exchange for that person’s existing options varies, depending on the exercise prices of the options returned by that person.  Options to purchase approximately 3.9 million shares of common stock were cancelled under the option exchange program.  We expect to issue options to purchase approximately 1.3 million shares of our stock under our option plans in exchange for the cancelled options.

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

Results of Operations

Three months ended September 30, 2003, compared to the three months ended September 30, 2002

Net Revenues

Revenues increased approximately 4% to $2.72 million in the third quarter of 2003 compared to $2.62 million in the third quarter of 2002.  Revenues before reimbursements increased approximately 1% to $2.48 million in the third quarter of 2003 compared to $2.45 million in the third quarter of 2002.  The increase was due primarily to an increase in our overall utilization in the third quarter of 2003 as compared to the third quarter of 2002.  Our revenue was stronger in the beginning of the third quarter than it was at the end of the quarter, and we do not yet foresee an upturn in our revenues in the fourth quarter of 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.53 million or approximately 56% of net revenues in the third quarter of 2003 compared to $1.86 million or approximately 71% of net revenues in the third quarter of 2002.  The decrease in project costs in dollar and percentage of revenue terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $304,000 or approximately 11% of net revenues in the third quarter of 2003, compared to $246,000 or approximately 9% of net revenues in the third quarter of 2002.  The increase between these periods was due to a higher commission rate paid on revenues earned from a new customer.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $839,000 or approximately 31% of net revenues in the third quarter of 2003, compared to $1.60 million or approximately 61% of net revenues in the third quarter of 2002.  A key factor in the decrease in general and administrative costs was cost savings in office and equipment lease expenses.

Interest Expense

Interest expense was $47,000 in the third quarter of 2003 compared to $94,000 in the third quarter of 2002.  The decrease was due to the absence in the third quarter of 2003 of charges incurred during the third quarter of 2002 for amortizing the commitment fee for our former credit facility with Silicon Valley Bank and the warrants to purchase our common stock that were issued in connection with the establishment and amendment of the credit facility, and the payoff of a majority of our long-term debt in the first quarter of 2003.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income (Loss)

Our net loss for the quarter ended September 30, 2003 was ($237,000), or ($0.01) per share, compared to a net loss for the quarter ended September 30, 2002 of ($1.04) million, or ($0.03) per share.  Our net loss from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was ($190,000) for the quarter ended September 30, 2003, compared to a net loss from operations of ($1.26) million for the quarter ended September 30, 2002.

Nine months ended September 30, 2003, compared to the nine months ended September 30, 2002

Net Revenues

Revenues decreased less than 1% to $8.35 million for the nine months ended September 30, 2003 compared to $8.37 million for the nine months ended September 30, 2002.  Revenues before reimbursements decreased approximately 1% to $7.59 million for the nine months ended September 30, 2003 compared to $7.68 million for the nine months ended September 30, 2002.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $4.48 million or approximately 54% of net revenues for the nine months ended September 30, 2003 compared to $7.78 million or approximately 93% of net revenues for the nine months ended September 30, 2002.  The decrease in project costs in dollar and percentage of revenue terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $829,000 or approximately 10% of net revenues for the nine months ended September 30, 2003, compared to $1.58 million or approximately 19% of net revenues for the nine months ended September 30, 2002.  The decrease between these periods was primarily due to a reduction in the average number of sales and marketing personnel.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, training and recruiting, occupancy costs, and finance and administrative groups.  General and administrative expenses were $2.38 million or approximately 29% of net revenues for the nine months ended September 30, 2003, compared to $6.18 million or approximately 74% of net revenues for the nine months ended September 30, 2002.  Key factors in the decrease in general and administrative costs were cost savings in office and equipment lease expenses, a reduction in payroll expenses, a gain (offset against costs) due to termination of a lease for office furniture and settlement of related litigation, and an $85,000 reduction in expense from the release of an accrual related to a settlement on a severance agreement with our former CEO.

Interest Expense

Interest expense was $94,000 for the nine months ended September 30, 2003 compared to $219,000 for the nine months ended September 30, 2002.  The decrease was due to the absence in the third quarter of 2003 of charges incurred during the third quarter of 2002 for amortizing the commitment fee for our former credit facility with Silicon Valley Bank and the warrants to purchase our common stock that were issued in connection with the establishment and amendment of the credit facility, and the payoff of a majority of our long-term debt in the first quarter of 2003.

Gain on Sale of NextNet Shares

Gain on sale of NextNet shares was $2.60 million for the nine months ended September 30, 2003 compared to $2.97 million for the nine months ended September 30, 2002. This represents a gain on sales of a portion of our shares of NextNet Series A Preferred Stock, as described in Note H of our Notes to Consolidated Financial Statements.

Extraordinary Gain on Extinguishment of Debt

Extraordinary gain on extinguishment of debt was $198,000 for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2002.  This represents a gain from an agreement to pay off our long-term debt owed to a third party in the first quarter of 2003.

Income Taxes

Because we have net operating loss carryforwards that we may utilize against taxes due on our earnings, we have not recognized a tax expense on our net income for the nine month period ended September 30, 2003.  Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income (Loss)

Our net income for the nine months ended September 30, 2003 was $2.60 million, or $0.07 per share, compared to a net loss for the nine months ended September 30, 2002 of ($8.42) million, or ($0.22) per share.  Our net loss from operations for the nine months ended September 30, 2003 was ($104,000), compared to a net loss from operations for the nine months ended September 30, 2002 of ($11.18) million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks to these policies on our business, financial condition and results of operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported financial results.  Our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Investment in NextNet Wireless, Inc.

For a detailed discussion of the application of these and other accounting policies, see Note 1 of the notes to the consolidated financial statements in our 2002 Annual Report on Form 10-K.

Liquidity and Capital Resources

At September 30, 2003, we had approximately $473,000 in cash and cash equivalents, compared to $549,000 at December 31, 2002. As of September 30, 2003, we had no significant capital spending or purchase commitments.  We had a working capital deficit of $74,000 as of September 30, 2003. We had stockholders’ equity of $290,000 as of September 30, 2003.

Cash used in operating activities was $2.37 million for the nine months ended September 30, 2003 and resulted primarily from an increase of $1.18 million in accounts receivable and a decrease of $1.55 million in accrued expenses.  Accounts receivable increased mainly because collections from two of our significant customers during the third quarter were slower than our historical average.  Accrued expenses decreased mainly because we continued to pay off office and furniture lease termination settlement agreements negotiated over the past year.  The remaining settlement payment of $15,000 was paid in October 2003.  For the nine months ended September 30, 2002, cash used in operating activities was $7.90 million, which resulted primarily from a loss before depreciation and amortization of $8.07 million and a gain on sale of NextNet shares of  $2.97 million, which was partially offset by an increase of $1.59 million in accrued expenses and a decrease of $535,000 in notes receivable.

Cash provided from investing activities was $706,000 for the nine months ended September 30, 2003, and resulted primarily from proceeds of $750,000 from the sale of a portion of our NextNet shares to two private investors.  For the nine months ended September 30, 2002, cash provided from investing activities was $5.78 million, which resulted primarily from proceeds from the sale of a portion of our NextNet shares.

Cash provided by financing activities was $1.59 million for the nine months ended September 30, 2003 and consisted primarily of $750,000 in cash received under a loan from Entrx Corporation and an increase of $1.00 million in borrowings under our accounts receivable purchase agreement with Silicon Valley Bank.  For the nine months ended September 30, 2002, cash provided by financing activities was $1.12 million, which consisted primarily of cash received from the sale of $1.71 million of common stock, partially offset by a decrease of $463,000 in borrowings under our line of credit.

Future payments due under debt and lease obligations as of September 30, 2003, are as follows (in thousands):

Year Ending December 31,	Accounts Receivable Purchase Agreement	Non Cancelable Operating Leases	Accrued Lease Settlements	Total
2003	$1,301	$157	$15	$1,473
2004	—	572	—	572
2005	—	404	—	404
2006	—	15	—	15
2007	—	4	—	4
Total	$1,301	$1,152	$15	$2,468

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace our prior bank line of credit. This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This agreement renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $1,301,000 at September 30, 2003.

We believe that our existing cash and cash equivalents, together with cash provided from operations, our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, $40,000 from sales of approximately 27,000 shares of NextNet Series A Preferred Stock between September 30 and November 7, 2003, and commitments from two private investors through December 31, 2003, to pay $700,000 for our remaining NextNet shares, if necessary, should be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2003.  Beyond that date, our ability to continue as a going concern depends on our ability to achieve and sustain profitability and generate positive cash flow from operations, continue to access borrowing with our bank, and obtain additional funding, if necessary.

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

Item 4.  Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business, which we do not believe are material either separately or in the aggregate.

Item 2.             Changes in Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits: (See attached exhibit index)

(b)                                 Reports on Form 8-K:

On November 6, 2003, we filed a report on Form 8-K, which contained a copy of our press release announcing our financial results for the three and nine month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION

By:	/s/ Norm Smith
Norman D. Smith

President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 12, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
31.1	Rule 13a-14(a) Certification by Norman D. Smith, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Michael H. Carrel, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Cautionary Statement Regarding Forward-Looking Statements