Form 10-K
period 2003-12-31
ZAMBA CORP
filed 2004-03-30
CIK 883741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5,700,000 as of June 30, 2003 (the last business day of our most recently completed second fiscal quarter), based on the closing sale price on the Over-The-Counter Bulletin Board (“OTC BB”) for that date.  For purposes of this disclosure, shares of common stock beneficially held by the registrant’s directors, executive officers, and holders of more than 10% of the outstanding shares of the registrant’s common stock are assumed to be affiliates.

The number of shares outstanding of the registrant’s common stock, as of March 24, 2004, was 38,892,012 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.   These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.   We do not assume any obligation to update any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our ability to maintain sufficient working capital, the growth rate of the marketplace for customer-centric solutions, our ability to maintain skills in implementing customer-centric solutions, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources than we have, our ability to obtain large-scale consulting services agreements, client decision-making processes, changes in expectations regarding the information technology industry, our ability to hire and retain competent employees, our ability to make acquisitions under advantageous terms and conditions, our success in integrating acquisitions into our business and our culture and grow revenues from those acquisitions, and possible costs incurred related to the integration, possible changes in collections of accounts receivable, changes in general economic conditions and interest rates, changes in information technology spending within companies, changes in the global geopolitical situation, sales of our NextNet shares, the valuation of our NextNet shares, and other factors identified in our filings with the Securities and Exchange Commission, including the factors set forth in Item 7of this Annual Report on Form 10-K.

Item 1.  Business.

Our Company

Our mission is to be the premier customer care services company and help our clients be more successful in acquiring, servicing, and retaining their customers

ZAMBA Corporation is a customer care services company.  We help our clients be more successful in acquiring, servicing, and retaining their customers.  Having served more than 300 clients, we are focused exclusively on customer-centric services that leverage best practices and best-in-class technologies to enable insightful, consistent interactions across all customer touch points.  We provide strategy and business process consulting, as well as customization and systems integration for software applications that our clients purchase from third parties.  Based on our expertise and experience, we have created a framework of interdependent processes and technologies to help our clients.  This framework includes services we provide in the areas of strategy and alignment, analytics and marketing, contact center, content and commerce, field sales and field service.  Our services help our clients implement standard methods for interacting with their customers, by integrating multiple technology-based channels for sales, marketing, and customer service, including the Internet, telephone, fax, email, wireless, and direct personal contact.

Our services include:

•                  Strategy & Alignment – We help our clients create customer-centric visions that are aligned with their business strategies.  We help define the enterprise transformation necessary to successfully execute the business strategy, and assist with the change management process.  To accomplish their goals, we help our clients develop a business case and a comprehensive roadmap, detailing specific customer care solutions that will provide consistent and integrated customer experience models and business processes.

•                  Customer Care Diagnostic – We provide our clients with assessments of their progress toward achieving their desired customer-centric models and identify ways that they can generate tangible business benefits from their investments.

•                  Analytics & Marketing – We help our clients build comprehensive repositories for their customer data, prepare that data for use through a variety of data analysis and data mining techniques, and then help them apply the insights developed to online and offline marketing activities, based on predictive models and real-time reactions to customer behaviors.

•                  Content & Commerce – We help our clients develop and enhance multiple touch points with their customers through online marketing and sales.  We help our clients create, manage and deliver personalized content, products and services for customer transactions.

•                  Contact Center – We help organization engage their customers in multi-channel customer telephony interaction centers that provide superior service and consistent experiences.  We also develop cross-selling and up-selling activities via live agents or automated interactions.

•                  Field Sales – We help organizations to shorten sales cycles and increase the probability of sales success through solutions that assist with management of contacts, leads, activities, opportunities, sales pipelines, accounts, commissions and territories.

•                  Field Service – We help organizations provide more efficient customer service and support through the management of service requests, workforce scheduling, contracts, repair process tracking, service part usage, ordering and return, and defect tracking and reporting.

We generally provide our services pursuant to master service agreements with our clients, and then enter into contracts called “Statements of Work,” which describe the services we will perform and the fees for those services.  Each Statement of Work is usually for one phase of a project, and at the completion of that phase we discuss with our client whether or not it would like to enter into a Statement of Work for the next phase.  Typical phases of work include assessment and diagnostic, business case analysis, design, development, implementation, and post-implementation support.  Often, clients will enter into series of Statements of Work with us, as we move a project through all or several of the phases, but clients may decide to discontinue a project at the end of any phase or they may choose to use a different consulting firm to complete a project that we have begun.  Also, clients may discontinue any Statement of Work, sometimes upon little notice to us or without substantial penalties.  Because each Statement of Work is usually completed in less than a year, and because clients usually do not enter into a Statement of Work for the next phase of services until the current phase is completed or nearing completion, we can have difficulty forecasting revenues more than one or two quarters in advance.

Prior to 1998, we derived a substantial amount of our revenue from the sales of proprietary hardware and software that originally enabled data communication over specialized mobile radio technology and, eventually, most types of wireless networks.  In September 1998, we completed our acquisition of the QuickSilver Group, Inc. (“QuickSilver”), a customer care consulting company specializing in software package implementation for call center management, sales automation, marketing automation, and automated field service and field sales.  This acquisition enabled us to expand our consulting and systems integration capabilities and geographic presence.

Since 1999, less than 1% of our revenue was derived from the sale of proprietary hardware and software.  We now exclusively provide customer care services as described above.

We currently derive a portion of our revenue from sales in Canada. Approximately 10% of our 2003 revenues, 11% of our 2002 revenues and 10% of our 2001 revenues were derived from customers located in Canada, including Direct Energy (formerly Enbridge Services), which is one of our larger accounts.  We received no revenue from customers located in countries other than the United States or Canada in the past three fiscal years.  Any long-lived assets located in foreign countries were immaterial for the past three fiscal years.

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

The ability to profitably attract, retain, service and expand customer relationships is critical to success in today’s highly competitive market.  As companies implement tools and best practices to enhance their customer management abilities, they are realizing the importance of providing consistent, high quality customer experiences.  Because customers increasingly expect to receive similar treatment through different channels, companies must have an effective and integrated multi-channel approach for customer interactions.  However, integrating multiple channels with existing enterprise systems requires an enterprise-wide strategic vision, business process management skills and technology expertise.  To meet this challenge, organizations seek assistance from third party service providers with experience in customer-centric solutions, such as Zamba, instead of building their entire solution through internal resources.

Clients

We primarily target large and mid-size corporations. We have proven our expertise by implementing solutions for over 300 clients since 1998.  In 2003, three companies - Union Bank of California, MBNA and Symbol Technologies - each accounted for more than 10% of our annual revenues.  In 2002, four companies - Best Buy, Blue Cross Blue Shield, Direct Energy and Union Bank of California - each accounted for more than 10% of our revenues, and, in 2001, three companies - Best Buy, Nortel Networks, and Direct Energy - each accounted for more than 10% of our revenues.

Ownership in NextNet Wireless, Inc.

We own shares of NextNet Wireless, Inc. (“NextNet”), a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman and a shareholder of NextNet.  Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, has provided consulting services for NextNet, and Michael Carrel, our CFO, was the CFO for NextNet between September 2003 and March 2004.

The technologies underlying NextNet’s initial efforts were developed by Zamba employees.  We first received our NextNet shares in September 1998, when we created an independent entity to house the NextNet technology and employees, and obtained independent financing for the entity.  Our NextNet shares were valued on our balance sheet at that time at $0 because it was uncertain whether we would ever realize any value from our holdings.  Because our ability to realize future value from our holdings has remained uncertain, despite our sales of NextNet shares in 2002 and 2003, we continue to carry our holdings on our balance sheet at $0.

As described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K, we realized a gain on the sale of a portion of our NextNet stock holdings of $2.60 million in 2003 and $5.22 million in 2002. Our ownership of NextNet was approximately 204,000 shares of Series A Preferred Stock at December 31, 2003 and 1.3 million shares of Series A Preferred Stock at December 31, 2002.  During the first quarter of 2004, NextNet was acquired by a privately-held communications industry company, the identity of which is confidential.  Our shares of NextNet were converted into warrants to purchase up to 59,113 shares of common stock of the acquirer.  We may exercise the warrants in all or in part through the earliest of March 16, 2010, or certain defined “Liquidity Events”, which include changes of control or a public offering of the acquirer’s shares.

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

The growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our rates. In addition, many companies continue to either delay decisions on information technology consulting projects, or cancel the projects altogether, resulting in a prolonged industry-wide decrease in services revenue.  The industry continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase.

We believe that our primary competitors include:

•                  Large systems integrators or management consulting firms (e.g., Accenture, IBM, BearingPoint, EDS)

•                  Offshore firms (e.g., Wipro, Infosys)

•                  Small boutique firms

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

We differ from nearly all of our competitors by our exclusive focus on customer-centric services and our strong focus on customer satisfaction.

In addition to facing a large number of potential competitors, many of our competitors also have certain advantages over us, including:

•                  better name recognition;

•                  a broader range of products and services;

•                  greater sales, marketing, distribution and technical capabilities;

•                  greater revenues and financial resources; and

•                  established market positions.

We believe that the principal competitive factors in the systems integration industry include expertise in technologies that are desired by the market, responsiveness to client needs, speed in delivering solutions, quality of service and perceived value.  We also believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate employees, the price at which other companies offer comparable services, and the extent of our competitors’ responsiveness to customer needs.  Also, if we develop expertise in a third party software application, our results of operation could suffer if the company that developed that product fails to keep the product up-to-date technologically or makes errors in its marketing of the product.  We believe that technological changes, the decreased spending on information technology consulting services by many current and potential clients, and industry consolidation or new entrants will continue to cause a rapid evolution in the competitive environment of the industry.  At this time, it is difficult to predict the full scope and nature of this evolution.  Increased competition could result in price reductions, reduced margins on technology consulting services, and a further loss of revenue.  We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

People and Culture

People are the most important ingredient in our success, and we attempt to foster programs to make ZAMBA a fulfilling and rewarding place to work. Our goal of helping clients satisfy their customers’ needs profitably, is achieved through the relationships our people build with our clients. As of December 31, 2003, we had 56 employees, mainly throughout North America. Of that total, 38 individuals were in our professional staff, and 18 were in administrative roles and business development.  Our headcount is significantly less than it was during 2001 or 2002, because of involuntary workforce reductions we incurred during 2001 and 2002, as part of restructuring our business.  Additional information concerning our restructuring in 2002 and 2001 is contained in Item 7 of this report.

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

Web Site Access to SEC Filings

Our Web site address is www.zambasolutions.com.  We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and all amendments to those reports available free of charge on our Web site as soon as reasonably practicable after such material is electronically filed with the SEC.  In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as Zamba Corporation, that file electronically with the SEC.  The address of the SEC’s Internet site is www.sec.gov.

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

We accrued various charges related to our lease terminations, including the following amounts in the quarter indicated: $1.17 million in the second quarter of 2001, $175,000 in the fourth quarter of 2001, $1.34 million in the first quarter of 2002, and $1.19 million in the second quarter of 2002.  As a result, obligations for our office leases decreased to approximately $995,000 as of December 31, 2003.  This is a decrease of approximately $11.92 million or 92% from the approximately $12.91 million of future facility obligations that we were responsible for as of December 31, 2001.

Further information regarding our lease termination agreements for facilities is contained in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Additional information about our remaining lease obligations are set forth in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business, which we do not believe to be material either separately or in the aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

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

	High	Low
2003
First Quarter	$0.28	$0.06
Second Quarter	0.21	0.14
Third Quarter	0.47	0.15
Fouth Quarter	0.30	0.12

2002
First Quarter	$0.70	$0.29
Second Quarter	0.63	0.17
Third Quarter	0.34	0.06
Fouth Quarter	0.25	0.06

We have never paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We intend to retain future earnings, if any, for the development of our business.

On March 24, 2004, the last reported sale price of our common stock on the OTC BB was $0.17.  As of March 24, 2004, we had approximately 5,000 stockholders of record.

Item 6.  Selected Financial Data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA (for the years ended December 31)

(In thousands, except per share data)

	2003	2002	2001	2000	1999
Revenues:
Professional services	$9,096	$10,184	$33,302	$41,740	$29,030
Reimbursable expenses	921	915	3,486	4,426	2,489
Total revenues	10,017	11,099	36,788	46,166	31,519
Costs and expenses:
Project and personnel costs	5,705	9,366	20,036	20,549	15,225
Reimbursable expenses	921	915	3,486	4,426	2,489
Sales and marketing	1,161	1,750	5,824	5,791	2,695
General and adminsistrative	3,156	7,291	14,503	14,624	9,435
Restructuring charges and non-recurring items	—	3,321	2,188	753	—
Amortization of intangibles	—	—	231	2,881	3,771
Loss from operations	(926)	(11,544)	(9,480)	(2,858)	(2,096)
Other income (expense), net	2,471	4,931	(49)	182	(10)
Income (loss) before extraordinary item	1,545	(6,613)	(9,529)	(2,676)	(2,106)
Extraordinary gain from extinguishment of debt	198	—	—	—	—
Net income (loss)	1,743	$(6,613)	$(9,529)	$(2,676)	$(2,016)
Net income (loss) per share - basic	$0.04	$(0.17)	$(0.28)	$(0.08)	$(0.07)
Net income (loss) per share - diluted	$0.04	$(0.17)	$(0.28)	$(0.08)	$(0.07)
Weighted average common shares outstanding:
Basic	38,851	38,419	33,568	31,572	30,628
Diluted	41,320	38,419	33,568	31,572	30,628

CONSOLIDATED BALANCE SHEET DATA (as of December 31)

(In thousands)

	2003	2002	2001	2000	1999
Cash, cash equivalents and short-term investments	$699	$549	$1,326	$4,843	$7,973
Working capital (deficit)	(949)	(2,635)	(45)	7,143	6,707
Total assets	1,887	2,821	7,668	16,513	16,511
Long-term debt, less current	—	164	194	469	816
Total stockholders’ equity (deficit)	(566)	(2,330)	2,088	9,062	10,251

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$2,775	$2,855	$2,720	$1,667
Operating income (loss)	37	49	(190)	(822)
Net income (loss)	2,061	779	(237)	(859)
Net income (loss) per share:
Basic	0.05	0.02	(0.01)	(0.02)
Diluted	0.05	0.02	(0.01)	(0.02)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$3,235	$2,513	$2,617	$2,734
Operating loss	(5,279)	(4,641)	(1,255)	(370)
Net income (loss)	(5,336)	(2,042)	(1,038)	2,173
Net income (loss) per share:
Basic	(0.14)	(0.05)	(0.03)	0.05
Diluted	(0.14)	(0.05)	(0.03)	0.05

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Zamba Corporation currently derives its revenues from systems integration services, including business case evaluation, system planning and design, software package implementation, custom software development, training, installation and change management.  Our revenues and earnings may fluctuate from quarter-to-quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. Consequently, the results of operations described in this report may not be indicative of results to be achieved in future periods. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter.

We had a negative working capital of $949,000 and a stockholders’ deficit of $566,000 at December 31, 2003.  To fund operations we raised $2.2 million in 2003.  This is discussed in more detail in the Liquidity and Capital Resources section of this report.

Our operating results during 2003, 2002 and 2001 were adversely affected by the downturn in spending for information technology consulting services, as well as the rate pressures caused by the increase in customer usage of offshore developers.  Our revenues during these years were also materially adversely affected by a decline in the marketplace position of the Clarify suite of CRM software applications, because prior to this time we had generated a large portion of our revenues from services for Clarify software.  Many companies continue to either delay decisions on information technology consulting projects, or cancel the projects altogether, resulting in a prolonged industry-wide decrease in services revenue.  The industry continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase.  Our revenue decreased by 39% in the 4th quarter of 2003 compared to the 3rd quarter of 2003.  This decrease occurred because two significant projects were completed early in the 4th quarter of 2003, and we were unable to sign enough new contracts to replace that revenue during the remainder of the 4th quarter of 2003.

Although our average rates have stabilized in 2003, we continue to experience pricing pressures from competitors as well as from clients facing pressure to control costs.  In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.  Our utilization of our personnel, which is calculated as the percentage of the available working hours for which our consultants are performing billable services, was strong during 2003, albeit on a reduced amount of headcount.

The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the relatively high labor costs in the marketplace for the type of highly skilled consultants we employ and the rate of utilization of our client-service workforces. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business.

Our cost management strategy continues to be to anticipate changes in demand for our services and to identify cost management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services as operating expenses can be significantly affected by variable compensation costs.

Restructuring Charges and Non-Recurring Items

We incurred restructuring and unusual charges and non-recurring items in 2001 and 2002 that significantly reduced our cost structure.  Most of the costs associated with these charges had been paid by the end of 2003.

We incurred unusual charges in the first and second quarters of 2002 that, in the aggregate, were equivalent to approximately 30% of our 2002 revenue.  In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters, and in the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters.  Included in the charges in the first quarter of 2002 was a  $1.34 million charge related to the leases for our Campbell, California, and Colorado Springs, Colorado, facilities, and included in the second quarter charges this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges in the second quarter of 2002 included $190,000 for closing our Boston, Massachusetts, facility, $290,000 for reducing the amount of space we occupy in Minneapolis, Minnesota, and $713,000 for increasing the accrual for terminating our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.   We subsequently reached termination agreements with our St. Paul and Campbell landlords.  Upon completion of the termination payments to our St. Paul and Campbell landlords during the third quarter of 2003, we expect to realize annual savings of approximately $2.8 million related to all of the facility terminations and reductions described above.  We also incurred a $350,000 charge during the first quarter of 2002 for severance pay relating to the reduction in headcount, including the separation of three vice presidents, which have resulted in annualized savings of approximately $3.5 million.  The unusual charge for the second quarter of 2002 also included a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001. Mr. Edelhertz is a member of our board of directors and was our president and CEO from October 1998 through October 2000 and a vice president from August 1996 through October 1998.

We also incurred restructuring and unusual charges in 2001.  We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001, and took further cost-reduction measures in the first and second quarters of 2002, as described above.  Our restructuring charge in the second quarter of 2001 represented approximately 6% of our revenue for 2001, and was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.

Restructuring activities through December 31, 2003, were as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Balance as of December 31, 2000	$240,000	$170,000	$—	$410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	1,526,000	135,000	—	1,661,000
2003 Utilized	(1,362,000)	(135,000)	—	(1,497,000)
Balance as of December 31, 2003	$164,000	$—	$—	$164,000

We expect to pay approximately $109,000 of the balance from these restructuring activities in 2004 and $55,000 in 2005.

Results of Operations

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenues

Revenues in 2003 decreased approximately 10% to $10.0 million, compared to $11.1 million in 2002. Revenues before reimbursement of expenses in 2003 decreased approximately 11% to $9.1 million, compared to $10.2 million in 2002.  Our average hourly billing rate increased by 4% in 2003 compared to 2002, but our total billable hours decreased by 13%.  Our decrease in billable hours was due to a 43% decrease in headcount in 2003 compared to 2002, offset partially by a 47% increase in utilization.  The decreases in revenue and total billable hours were due principally to the continued significant reduction in the demand for information technology consulting services. Many companies continue to either delay decisions on information technology consulting projects, or cancel the projects altogether, resulting in a prolonged industry-wide decrease in services revenue.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments and are directly associated, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing our services.  Project costs were $5.7 million, or 57% of net revenues, in 2003, compared to $9.4 million, or 84% of net revenues, in 2002.  The decrease in project costs between these periods was due primarily to our lowered headcount.  We also had a gain (offset against costs) of $81,000 from the release of an accrual related to subcontractor fees in 2003.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients. Pursuant to Financial Accounting Standards Board Staff Announcement (Topic No. D-103), reimbursable expenses are separate line items in both revenue and cost of revenue.  Reimbursable expenses increased approximately 1% to $921,000 in 2003 compared to $915,000 in 2002.  This was due to more out of town travel to clients in 2003 compared to 2002.

Sales and Marketing

Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs.  Sales and marketing expenses were $1.2 million, or 12% of net revenues in 2003, compared to $1.8 million, or 16% of net revenues, in 2002. The decrease between these periods was due to a reduction in the average number of sales and marketing personnel.

General and Administrative

General and administrative costs consist primarily of expenses associated with our management, information technology and recruiting, facility costs, and finance, legal, human resources and administrative groups.  General and administrative expenses were $3.2 million, or 32% of net revenues, in 2003, compared to $7.3 million, or 66% of net revenues, in 2002.  The decreases in 2003 as a percentage of revenue and in the dollar amount of general and administrative expenses were due to our many cost savings initiatives, including reductions in headcount and buyouts of office and equipment leases.  Office and equipment lease expense decreased by $2.0 million in 2003 due to lease buyouts in 2002.  Salaries and related payroll taxes and benefits decreased by $650,000 in 2003 as compared to 2002 due to a decrease in the number of general and administrative personnel.  Travel and entertainment costs decreased by $300,000 in 2003 as compared to 2002, mainly because we had fewer employees and undertook additional cost-savings initiatives.  Phone and network charges decreased by $270,000 in 2003 as compared to 2002, mainly due to office closures and rate negotiations.  We also had gains (offset against costs) of $382,000 due to termination of a lease for office furniture and settlement of related litigation, from the release of an accrual related to recruiting fees and from the release of an accrual related to a settlement on a severance agreement with our former CEO.

Gain on Sale of NextNet Shares

We realized a gain on the sale of a portion of our investment in NextNet of $2.60 million in 2003 and $5.22 million in 2002.  Our gains represent the proceeds from sales of approximately 609,000 and 1.1 million shares of our Series A Preferred Stock in NextNet to various parties in 2003 and 2002, respectively, which are more fully described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Interest Expense

Interest expense was $132,000 in 2003 compared to $280,000 in 2002.  The decrease in interest expense in 2003 is due to our settling and paying off our long-term debt in 2003, and our incurring higher amortization of issuance costs for the accounts receivable funding agreement and the prior line of credit facility in 2002.

Extraordinary Gain on Extinguishment of Debt

Extraordinary gain on extinguishment of debt was $198,000 for the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002.  This represents a gain from an agreement to pay off our long-term debt owed to a third party in the first quarter of 2003.

Income Taxes

We have incurred net operating losses since inception.  We are uncertain about whether we will have taxable earnings in the future, and we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2003, we had approximately $86 million of net operating loss carryforwards for both financial statement and federal income tax purposes that will begin to expire in 2005.  The use of these carryforwards in any year is limited under Internal Revenue Code Section 382 because of significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues

Revenues decreased approximately 70% to $11.1 million in 2002 compared to $36.8 million in 2001. Revenues before reimbursement of expenses decreased approximately 69% to $10.2 million in 2002 compared to $33.3 million in 2001.  This decrease was due principally to the continued significant reduction in the demand for information technology consulting services, which is the result of a general slowdown in the economy. Many companies either delayed decisions on information technology consulting projects, or cancelled the projects altogether, resulting in an industry-wide decrease in services revenue. We also experienced strong downward pricing pressures, which adversely impacted our revenue, and caused our average billing rate to decrease by 34% in 2002, compared to 2001.

Project and Personnel Costs

Project costs consist primarily of payroll and payroll related expenses for personnel dedicated to client assignments and is directly associated, and varies with, the level of client services being delivered.  These costs represent the most significant expense we incur in providing our services.  Project costs were $9.4 million, or 84% of net revenues, in 2002, compared to $20.0 million, or 54% of net revenues, in 2001.  The decrease in project costs between these periods was due primarily to the decrease in our headcount.  However, these costs represented an increased percentage of our overall revenue in 2002, because our revenue decreased at a greater rate than we reduced project and personnel costs.  Additionally, we were experiencing strong downward pricing pressures, which not only adversely impacted our revenue as described above, but also our gross margins.

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

Amortization of Intangibles

Amortization of intangibles was $0 in 2002 compared to $231,000 in 2001.  The amortization was related to our acquisition of The QuickSilver Group (“QuickSilver”) in September 1998.  We accounted for the Quicksilver acquisition using the purchase method of accounting, and the purchase price was allocated to tangible and identifiable intangible assets.  The fair value of identifiable intangible assets was $7.7 million and was allocated to the following categories:  people and experiences, client references, client lists, and intellectual property and delivery methodology.  These amounts were amortized over economic useful lives of between two and four years.   All of the intangible assets related to the QuickSilver acquisition were fully amortized by December 31, 2001.

Gain on Sale of NextNet Shares

We realized a gain on the sale of a portion of our investment in NextNet of $5.22 million in 2002.  We did not sell any of our NextNet shares in 2001. Our 2002 gain represents the proceeds from sales of approximately 1.1 million shares of our Series A Preferred Stock in NextNet to various parties, which are more fully described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Holdings in NextNet Wireless, Inc.

Revenue Recognition.  We derive our revenues from systems integration services and post-implementation support services.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts.” These contracts are considered substantially complete upon customer acceptance.  Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenue pursuant to time and material contracts are recognized as the services are performed, based on contractual hourly rates.  Revenue recognition only occurs once we have binding contract agreements with our customers.  Customer support revenues are recognized ratably over the term of the underlying support agreements.  Revenue also includes reimbursable expenses, as per Financial Accounting Standards Board (FASB) Staff Announcement, Topic No. D-103.

We will also apply the provisions of EITF Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, when applicable. EITF Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  We have determined that all of our current projects comprise only one element, but will review all new contracts to determine whether or not the provisions of EITF Issue 00-21 apply.

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

Deferred revenue is composed of amounts received or billed in advance of revenue being recognized.  Unbilled receivables represent revenue recognized on services performed in advance of billings in accordance with the terms of the contract.

Allowance for Doubtful Accounts.  The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets.  Specifically, we must estimate our ability to collect our accounts receivable.  We determine the adequacy of our allowance for doubtful accounts by analyzing the age and status of our receivables, historical write-off rates, customer credit-worthiness, current economic trends and changes in our customer payment terms.  If we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.), we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received.  In addition, a general reserve is established for all customers based on the conclusion from our analysis outlined above.  If circumstances change, our estimates of the recoverability of amounts due to us could be reduced materially.

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

We originally accounted for our NextNet holdings using the equity method of accounting because we had “significant influence” (usually defined as owning 20% or more of the outstanding voting stock, and may also include other factors, such as the level of representation the equity holder has on the Board of Directors of the issuing company) over NextNet’s operations.  The equity method required us to recognize our proportionate share of income and losses from NextNet’s operations, and to make equivalent adjustments to the valuation of our holdings, provided that losses are not to be recognized after the valuation of our holdings are written down to $0.  Because the original basis of the investment was $0, and because NextNet has incurred losses since its inception, we had not recognized any of the losses by NextNet.  Our NextNet holdings continue to be valued at $0 as of December 31, 2003.

Although we now do not have “significant influence” over NextNet’s operations, because our holdings now represent less than 20% of the outstanding voting stock, NextNet is not a publicly traded company, so it does not have a “readily determinable fair value.” Therefore, we no longer account for our NextNet holdings under the equity method, but instead use the cost method of accounting (investment carried at the original cost basis).  Use of the cost method results in the same valuation of $0 as we currently have, because we had expensed all amounts related to NextNet before NextNet Wireless was formed.  However, if NextNet did have a “readily determinable fair value,” then we would account for our NextNet holdings at their fair value.  “Readily determinable fair value” is defined under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (SFAS 115), as existing when sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the SEC or in the over-the-counter market.

As described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K, we realized a gain of $2.60 million in 2003 and $5.22 million in 2002 for selling a portion of our NextNet holdings to various parties.

We do not have any obligation to provide future funding to NextNet. We owned approximately 204,000 shares and 1.3 million shares of NextNet Series A Preferred Stock as of December 31, 2003 and 2002, respectively.  During the first quarter of 2004, NextNet was acquired by a privately-held communications industry company, the identity of which is confidential.  Our shares of NextNet were converted into warrants to purchase up to 59,113 shares of common stock of the acquirer.  We may exercise the warrants in all or in part through the earliest of March 16, 2010, or certain defined “Liquidity Events”, which include changes of control or a public offering of the acquirer’s shares.

Liquidity and Capital Resources

We invest predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At December 31, 2003, we had approximately $699,000 in cash and cash equivalents compared to $549,000 at December 31, 2002.  As of December 31, 2003, we had a negative working capital of $949,000, and a stockholder’s deficit of $566,000.

Cash used in operating activities was $2.0 million for the year ended December 31, 2003, and resulted primarily from an overall net loss, not including our gains on sales of NextNet shares, of approximately $860,000, a decrease in accrued expenses of $1.8 million, and a decrease in accounts payable of $456,000, offset partially by a decrease in prepaid expenses and other assets of $411,000.  Accrued expenses decreased mainly due to lease settlement payments, which were negotiated during our restructuring in 2002.

Cash used in operating activities was $8.4 million for the year ended December 31, 2002, and resulted primarily from an overall net loss, not including our gains on sales of NextNet shares, of approximately $11.8 million, offset by an increase in accrued expenses of $925,000, a decrease in accounts receivable of $900,000, and a decrease in notes receivable of $535,000.  The increase in accrued expenses was due to accruing for expected obligations from lease settlements, and the decrease in accounts receivable was directly attributable to a decrease in revenue.

Cash provided by investing activities was $1.4 million for the year ended December 31, 2003, and resulted primarily from proceeds from sales of a portion of our NextNet shares.  Cash provided by investing activities was $5.4 million for the year ended December 31, 2002, and resulted primarily from proceeds from sales of a portion of our NextNet shares.

Cash provided by financing activities was $728,000 for the year ended December 31, 2003, and consisted primarily of proceeds from a short-term loan of $750,000 (which was eventually converted into a sale of a portion of our NextNet shares), an increase in the line of credit balance of $138,000, offset partially by payments on long-term debt of $173,000.  Cash provided by financing activities was $2.2 million for the year ended December 31, 2002, and consisted primarily of proceeds from sale of common stock of $1.7 million and proceeds from a short-term loan of $1.0 million (which was eventually converted into a sale of a portion of our NextNet shares), but was partially offset by a decrease in the line of credit balance of $802,000.

Future payments due under debt and lease obligations, as of December 31, 2003, are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accounts Receivable Puchase Agreement	$436	$436	$—	$—	$—
Operating Leases	995	572	419	4	—
Total	$1,431	$1,008	$419	$4	$—

There are no long-term debt, capital lease or other purchase obligations as of December 31, 2003.

We partly fund our operations through an Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  This agreement expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $436,000 at December 31, 2003.  Based on eligible receivables, an additional $137,000 was available for borrowing at December 31, 2003.

We believe that our existing cash and cash equivalents at December 31, 2003, as well as cash we obtain on a regular basis under our Accounts Receivable Purchase Agreement with Silicon Valley Bank, will be sufficient to meet our working capital and capital expenditure requirements through at least April 30, 2004.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock or assets.

New Accounting Standards

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The adoption of Issue 00-21 did not have an effect on our financial position, results of operations or cash flows because our current contracts comprise only one element instead of multiple elements.  We will review all new contracts in the future to determine whether or not the provisions of EITF Issue 00-21 apply.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes EITF No. 94-3.  The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan.  The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, we adopted this standard on January 1, 2003, which was the standard’s effective date.  The adoption of SFAS 146 did not have an effect on our financial position, results of operations or cash flows.

RISK FACTORS

Zamba Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with the reform act. This Annual Report on Form 10-K and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “could,” “may,” and the negatives of such words, and other similar expressions identify forward-looking statements.

We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed under the caption “Risk Factors” below (many of which we have discussed in prior SEC filings).  Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results.  New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

If we do not grow our revenues enough to regain profitability, we will have to obtain additional financing to continue operations.

Although we recorded net income of $1,743,000 for the year ended December 31, 2003, we lost $859,000 during the quarter ended December 31, 2003, and our income for the year includes a gain on sale of investment of $2,603,000 and an extraordinary gain from debt extinguishment of $198,000.  If we had not realized these gains, we would have lost $1,058,000 for the year ended December 31, 2003.  Our revenues decreased from $2.7 million in the third quarter of 2003 to $1.7 million in the fourth quarter of 2003.  If we are unable to increase our revenues significantly, we may consider selling some or all of our assets or attempting to raise additional capital to reduce our losses from operations.

Over the past two years, we have substantially funded our operations through private sales of our common stock and shares of Series A Preferred Stock in NextNet Wireless, Inc., from which we have received approximately $10.1 million.  We have also supported our operations by borrowing funds under our banking relationship with Silicon Valley Bank, which, since July 29, 2002, has been in the form of an Accounts Receivable Purchase Agreement.  If our revenue does not increase significantly over the amount recorded in the fourth quarter, we may have to obtain additional financing to fund our operations.  We could attempt to obtain financing by selling additional shares of our common stock, borrowing additional amounts from Silicon Valley Bank under our Accounts Receivable Purchase Agreement, or finding an alternative means of financing our operations.  There is no assurance that we will be able to obtain any financing or that, if we are successful in finding financing, it will be on favorable terms.

Under our Accounts Receivable Purchase Agreement with Silicon Valley Bank, which expires July 29, 2004, we can receive advances from Silicon Valley Bank of up to 80% of our eligible accounts receivable, to a maximum accounts receivable balance of $2.5 million.  However, Silicon Valley Bank can terminate the agreement at any time or reject any or all of our requests for advances, which could cause us to be dependent upon the timeliness of our collections from our clients.  If we are unable to increase our revenues, manage our growth and projects effectively, or obtain additional financing, we may realize a material adverse effect in the quality of our services and products, our ability to retain key personnel, and our business, financial condition and results of operations.

The market for our stock is subject to rules and risks relating to low-priced stock.

Our common stock is currently listed for trading on the NASD Over-The-Counter Bulletin Board and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended.  In general, the penny stock rules apply to non-Nasdaq or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks.  Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to attract competitive funding.  Further, because our stock is currently listed on the Over-The-Counter Bulletin Board, this means that, among other things, our stock is less liquid as compared to when it was listed on the Nasdaq stock market.  As a result, investors in our common stock will be less able to sell stock holdings or receive accurate stock price quotations.

The loss of a significant client could impact our operations.

We derive a substantial part of our revenues from a small number of clients.  In 2003, 92% of our revenues came from our top ten customers and 71% came from our top five customers.  During the fourth quarter of 2003, three clients — Union Bank of California (27%), MBNA (23%), and Symbol (12%) — each comprised more than 10% of our revenues. During the year ended December 31, 2003, three clients — Union Bank of California (21%), MBNA (20%), and Symbol (11%) — each comprised more than 10% of our revenues.  The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations.

We face difficulties in growing our revenues.

Our utilization rates are measured by the percentage of hours billed by our consultants among all hours they are available to work on projects.  Our utilization rates were high during 2003, which means that we would need to increase our number of billable consultants or use additional subcontractors if additional revenue opportunities were to become available.  There is no guarantee additional revenue opportunities will become available or that, if they were to become available, we would be able to retain consultants or subcontractors with the appropriate skills to perform the services for those opportunities.  Further, we face continuous pressure from several directions on the rates we charge our clients.  Many of our competitors, including larger consulting firms with greater financial and personnel resources than we have, smaller consulting firms with lower cost structures, and large consulting firms in offshore locations such as India and Romania that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services we provide at a lower incremental cost than what we charge.  Any negative changes to our retention of consultants, utilization or billable rates could materially adversely affect our business, financial condition and results of operations.

Our future use of net operating loss carryforwards (NOL’s) may be limited.

Our current cash flow is benefited because we have substantial NOL’s that eliminate or reduce the federal and state income taxes on any future taxable income.  The NOL’s could be lost or significantly reduced if there is a significant change in our major shareholders.

We face additional risks that are incidental to our business.

•                  Our business may suffer unless global economic conditions improve.

•                  The price of our common stock could fluctuate significantly, which may result in losses for investors.

•                  Anti-takeover effects of Delaware law, our Stockholder Rights Plan, and our change in control severance arrangements could prevent a change in control of our company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in security prices and interest rates. Market fluctuations could impact our results of operations and financial condition. We are exposed to certain market risks based on our accounts receivable purchase agreement of $436,000 at December 31, 2003.  As discussed in Note 6 to our consolidated financial statements, the interest rate charged on borrowings against our accounts receivable purchase agreement is 1% per month, plus an administrative fee of 0.25%.  We do not invest in any derivative financial instruments. Excess cash is invested in short-term, low-risk vehicles, such as money market investments. Changes in market interest rates should not have a material effect on our financial condition or results of operations.

Item 8.  Financial Statements and Supplemental Schedule.

The Financial Statements, Supplemental Schedule and Independent Auditors’ Report thereon that follow this Annual Report on Form 10-K are incorporated herein by reference:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

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

PART III

Item 10.     Directors, Executive Officers and Key Employees of the Registrant

Executive officers are selected by, and serve at the discretion of, the board of directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director.

Name	Age	Position
Executive Officers
Norman D. Smith	55	President, Chief Executive Officer, and Director
Michael H. Carrel	33	Executive Vice President and Chief Financial Officer
Paul G. McLean	40	Executive Vice President
Outside Directors
Joseph B. Costello (1)(2)	50	Chairman of the Board of Directors
Dixon R. Doll (2)	61	Director
Paul D. Edelhertz	41	Director
Sven A Wehrwein (1)	53	Director

(1)           Member of the Audit Committee

(2)           Member of the Compensation Committee

Joseph B. Costello has been Chairman of Zamba since December 2002.  He served as Vice-Chairman from October 2001 to December 2002, served previously as Chairman from January 1999 to October 2001, and has been a director since April 1996.  Mr. Costello has been President and Chief Executive Officer of think3, a privately held supplier of mechanical computer-aided design technology, since February 1998, and was named Chairman of the Board of think3 in November 1998.  Prior to joining think3, Mr. Costello was the Chief Executive Officer of Cadence Design Systems Corporation, a supplier of electronic design automation software and services, from May 1988 to October 1997.  Mr. Costello holds a Bachelor of Science degree in mathematics and physics from Harvey Mudd College, a Master of Science degree in physics from Yale University and a Master of Science degree in physics from the University of California, Berkeley.  Mr. Costello is also Chairman of the Board for Barcelona Design, BravoBrava!, Santa Cruz Networks, and Soliloquy Learning.

Dixon R. Doll has been a director of Zamba since May 1989. Since December 1996, he has served as Managing Director of Doll Capital Management, a private venture capital firm that invests in entrepreneurial companies in the information technology and communications markets.  From September 1994 to December 1996, Dr. Doll was actively engaged in venture capital activities as a private investor.  Dr. Doll holds a Bachelor of Science degree in electrical engineering from Kansas State University and Master of Science and Doctorate degrees in electrical engineering from the University of Michigan. Dr. Doll is also a director of Network Equipment Technologies, Inc. and numerous privately-held companies.

Paul D. Edelhertz has been a director of Zamba since October 1998, and served as Chairman from October 2000 through December 2001.  Since June 2003, he has been the Senior Vice President, Field Operations of Revenue Science, a provider of advertising targeting technologies and services for online publishers.  He was the President and Chief Executive Officer and a director of Reality Fusion, Inc., a provider of Web-based video conferencing technology and services from October 2001 through March 2003.  He served as President and Chief Executive Officer of Zamba from October 1998 through October 2000, and was Vice President of Customer Solutions for Zamba from September 1996 to October 1998.  From 1984 to September 1996, he was employed by Andersen Consulting, a business-consulting firm, serving as an Associate Partner from 1994 to 1996.  Mr. Edelhertz holds a Bachelor of Arts degree in economics from Claremont McKenna College.

Norman D. Smith has been President, CEO and a director of the Company since July 2002.  He was previously a director of the Company from November 1997 through May 1998, and Executive Vice President and Chief Operating Officer of the Company from August 1997 through May 1998.  From July to

August 1997, Mr. Smith was Senior Vice President of Systems Integration of the Company.  From April 2001 to June 2002 Mr. Smith was a Managing Director of CEO Partnerships, an executive consultancy focused on assisting emerging high technology companies.  From September 1998 to December 2000 he was the founder and President of ISANI.com, an internet services company.  He was also employed by Andersen Consulting for sixteen years, serving as a Partner from September 1989 to December 1993.  Mr. Smith holds a Bachelor of Science degree in economics from the Wharton School at the University of Pennsylvania, and a Master of Business Administration degree from George Mason University.

Sven A. Wehrwein has been a director of Zamba since June 1999.  Mr. Wehrwein is also Chairman of the Audit Committee of our Board of Directors.  Since March 1999, and at various times since 1995, he has been an independent financial consultant.  From December 1998 to February 1999, he was the Chief Financial Officer of Digi International, Inc.  From November 1997 to July 1998, he was the Chief Financial Officer of the Center for Diagnostic Imaging, and from June 1995 to August 1996, he was the Chief Financial Officer of InStent, Inc.  Prior to joining InStent, he was an investment banker, most recently as a Managing Director at Wessels, Arnold and Henderson, and previously with Drexel Burnham Lambert.  Mr. Wehrwein holds a Bachelor of Science degree in business from Loyola University in Chicago, Illinois, and a Master of Management degree from the Sloan School of Management at the Massachusetts Institute of Technology.  Mr. Wehrwein is also a director of Vital Images, Inc.

Michael H. Carrel has been our Executive Vice President and Chief Financial Officer since October 1998.  From September 2003 through March 2004, he served in a part-time capacity while also serving as the part-time Chief Financial Officer for NextNet Wireless, Inc., a company in which we had a minority equity ownership and of which two of our directors, Joe Costello and Dixon Doll, were also directors.  From May 1997 to October 1998, he had been Director of Strategy and Business Development.  From September 1992 to July 1995, Mr. Carrel was an accountant with Price Waterhouse.  Mr. Carrel holds a Bachelor of Science degree in accounting from Pennsylvania State University and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania, which he attended from August 1995 to May 1997.

Paul G. McLean has served in several capacities with Zamba since first joining us in July 1998.  From November 2000 through March 2002 and since July 2002, he has been Executive Vice President of Delivery Operations.  Mr. McLean was not employed by us from March 2002 through June 2002.  From January 1999 to November 2000, he was Vice President of Operations.  From July 1998 through January 1999, he was a client executive.  Prior to joining Zamba, he held several senior technical positions with SHL Systemshouse.  Mr. McLean holds a Bachelor of Science degree from University of Waterloo, in Ontario, Canada.

Our bylaws call for a board of directors composed of a minimum of five directors and a maximum of fifteen; the number of directors, which shall constitute the whole board of directors, is fixed from time to time by resolution of the board of directors.  All members of the board of directors serve annual terms of office.

Audit Committee Financial Expert

The Board has determined that Sven A. Wehrwein, who was previously an investment banker and the chief financial officer for two publicly-held companies and one privately-held company, is the Audit Committee financial expert.  The Board made a qualitative assessment of Mr. Wehrwein’s level of knowledge and experience based on a number of factors, including his formal education and experience as an investment banker and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and individuals owning more than ten percent of our common stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 2003, and based also on representations from those persons we believe that there was compliance with Section 16(a) filing requirements for 2003, other than for options granted to Messrs. Costello, Doll, Edelhertz, Wehrwein, Smith, Carrel and McLean during December 2003, for which reports on Form 4 were not filed until complete information about the grants were provided to the directors and officers in January 2004.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and board of directors, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of the code of ethics is accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report.

Item 11.                                                    Executive Compensation

Compensation of Directors

We do not pay fees to members of our Board of Directors, but directors receive reimbursement of expenses incurred for participating in Board and committee meetings.  Directors may receive discretionary option grants under our 1993 Equity Incentive Plan.

Under our 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which expired during 2003, non-employee members of the Board received the following grants of options to purchase our common stock: when an individual became a non-employee director, such director was granted options to purchase 45,000 shares of common stock; on January 1 of each year, the director was granted options to purchase 15,000 shares of common stock for being a member of the Board and an additional 4,000 options for participation on a committee of the Board, provided such director had served on the Board for at least six months. Mr. Smith was not eligible for grants under the Directors’ Plan because he is an employee.

Option grants under the Directors’ Plan were non-discretionary and did not qualify as incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended).  The exercise price of options granted under the Directors’ Plan was 100% of the fair market value of our common stock on the date of the option grant.  All options outstanding under the Directors’ Plan were cancelled in connection with a stock option exchange program we commenced on May 11, 2003.  Other than the replacement options that were issued to directors on January 20, 2004, which were granted from the 1993 Equity Incentive Plan, no other options have been granted to directors since January 1, 2003, prior to the expiration of the Directors’ Plan.

Options granted under the Directors’ Plan were eligible to be exercised immediately; however, the shares obtained upon exercise could not be sold until they vest.  Vesting occurred over four years, with one-sixteenth of each grant vesting at the end of each calendar quarter.  Options that were exercised but were not vested were to be repurchased by Zamba upon the termination of the director’s service at the exercise price for the option. In the event of a merger with or into another corporation or a consolidation, acquisition of assets or other transaction that resulted in a change of control of Zamba, the vesting of all options would accelerate and any option that was not exercised prior to the consummation of the transaction would terminate.  Options issued to directors in exchange for options cancelled under our stock option exchange program received the same vesting and exercise provisions as the options that were cancelled.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for 2003.

The Compensation Committee establishes our general compensation policy and met once in 2003.  The Committee is composed of Joseph B. Costello and Dixon D. Doll.  See “Certain Relationships and Related Transactions” above for more information on Mr. Costello and Dr. Doll.  Mr. Smith may attend Committee meetings, but he does not vote or participate in deliberations that relate to his own compensation.  During 2000, the Committee created a Non-Affiliate Option Committee, currently composed of Mr. Smith, which has the right to grant options to persons who are not officers of Zamba, so long as the individual option grants fall within the guidelines established by the Committee.

The Committee typically reviews salary levels for the Chief Executive Officer and other executive officers annually.  The Committee’s policy is to award compensation based upon Company and individual performance and to motivate our CEO and executive officers to achieve strategic business objectives.  The Committee’s policy is to align the interests of our executives with those of our stockholders by providing a significant portion of compensation in the form of stock options to purchase Company common stock.  In conjunction with the Non-Affiliate Option Committee, the Committee also administers our stock option plans.  Stock options granted under our incentive stock option plans provide long-term incentives for officers because they generally have value only if the price of our stock increases above the exercise price of the stock option and the officer remains in our employ for the period required for the shares to vest.  Officers may also receive options under our non-qualified stock option plans, but only in conjunction with our hiring of the officer and only if the non-qualified option grant is an essential element of the inducement for the officer to join us.  We do not have a standing nominating committee.

Base Compensation.  The Committee reviews the performance of the executives and establishes a salary level for the CEO.  Base salaries are reviewed annually, based on Company and individual performance and market conditions.  The Committee retains the right to review these policies, if it believes that such a review is warranted, in light of changes in our performance, the competitive market for CEOs, and other factors that may be deemed material by the Committee.

Stock Options.  In December 2003, stock options were granted to all executives in connection with broad-based grants to all employees of the Company.  Additionally, Mr. Carrel and Mr. McLean received new stock options in December 2003 in replacement of options they tendered for cancellation during our company-wide stock option exchange program that commenced on May 13, 2003, and expired on June 12, 2003.  The number of shares subject to each stock option granted is determined by the Committee in its sole discretion and is based on anticipated future contributions and ability to impact corporate and/or business unit results, past performance where applicable and consistency within the executive’s peer group.  In the discretion of the Committee, executive officers may also be granted stock options under our equity option plans to provide greater incentives to those officers to continue their employment with us and to strive to increase the value of our common stock.  The relative importance of these factors varies from case to case based on a discretionary and subjective determination by the Committee of what is appropriate at the time.  The replacement stock options granted under the stock option exchange program become exercisable on the same schedule as the options that were cancelled.  The stock options granted to our executives under the broad-based grants become exercisable in two different manners.  Fifty percent of the options become exercisable as to 12.5% on December 15, 2003, and shall become exercisable as to an additional 6.25% every three months after that date.  The other fifty percent of the options become exercisable on March 31, 2008, but vesting may accelerate and the options may become exercisable for 12.5% of the option grant in each and any calendar quarter between July 1, 2003, and June 30, 2005, that we achieve certain profitability standards.

Joseph Costello             Dixon Doll

2003 Chief Executive Officer Compensation

For 2003, the Compensation Committee recommended that Mr. Smith’s base compensation remain the same as his base compensation for 2002.  Mr. Smith did not receive a bonus during 2003. Mr. Smith’s salary for 2003 was set at $264,000.  On December 15, 2003, in connection with stock option grants made to all employees of the company, we granted Mr. Smith options to purchase up to 500,000 shares of our common stock.  Of these options, an option to purchase up to 250,000 shares of our common stock will become exercisable on March 31, 2008, but vesting may accelerate and the options may become exercisable for 12.5% of the option grant in each and any calendar quarter between July 1, 2003, and June 30, 2005, that we achieve certain profitability The remaining 250,000 options become exercisable as to

12.5% on December 15, 2003, and shall become exercisable as to an additional 6.25% every three months after that date.

Company Stock Price Performance

The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the Nasdaq Stock Market – U.S. Index, and the Nasdaq Computer & Data Processing Index for our last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 1998, without commissions, and with reinvestment of all dividends. This table does not forecast future performance of our common stock.

Executive Compensation Summary Table

The following table sets forth information concerning total compensation earned or paid during the past three fiscal years to each person holding the office of Chief Executive Officer during 2003 and our executive officers.

					Long-Term Compensation
Name and Principal Position	Year	Annual Compensation			Number of Stock Options Granted		All Other Compensation (1)
		Salary		Bonus
Norman D. Smith	2003	$264,000		$0	500,000		$54
Director; President and CEO	2002	132,000	(2)	0	2,000,000		90
	2001	0		0	0		0
Michael H. Carrel	2003	$176,250		$0	915,667	(3)	$54
Executive Vice President and	2002	185,766		0	650,000		180
Chief Financial Officer	2001	217,547		0	0		243
Paul G. McLean	2003	$180,000		$0	1,035,025	(4)	$54
Executive Vice President	2002	121,722		0	450,000		83,559	(5)
of Operations	2001	193,375		0	5,000		2,530	(6)

(1)                                  Includes premiums for life insurance paid on the same basis as for all other employees.

(2)                                  Mr. Smith began employment as our President and CEO on July 1, 2002.

(3)                                  Includes 165,667 options granted in exchange for 549,335 options cancelled pursuant to company-wide option exchange program commenced on May 13, 2003.

(4)                                  Includes 85,025 options granted in exchange for 300,100 options cancelled pursuant to company-wide option exchange program commenced on May 13, 2003.

(5)                                  Includes $58,778 in severance payments during the period from March 5, 2002, through July 10, 2002, and $24,781 in vacation time that was accrued during Mr. McLean’s employment with us beginning on July 27, 1998, and paid upon his separation from employment with us on March 4, 2002.

(6)                                  Includes discounts of $2,530 in purchases of company stock through our Employee Stock Purchase Plan (“ESPP”), which allows employees to purchase company stock on a quarterly basis at a fifteen percent discount from market price, which is the lower of the closing price of our common stock on the first day of the quarter the employee enrolls in the ESPP or the last day of the quarterly purchase period.

Option Grants for 2003

Stock Option Exchange Program

Due to the downturn in the economy, particularly in the technology industry, the share price of the Company’s Common Stock declined significantly over the last couple of years leaving many employees with stock options that were “underwater,” that is, options with exercise prices that are significantly higher than the current market price of the Company’s stock.  The Board believed that many of those options had little value, were unlikely to be exercised in the foreseeable future and no longer provided an effective incentive to motivate and retain employees.  In addition, because of the drop in the stock price over the past couple of years, the number of unexercised options had grown to an undesirable level.  Instead of granting additional options to compensate for the underwater options, the Board determined that a reduction in such potential dilution was more in line with building shareholder value. Accordingly, in April 2003, the Board authorized a stock option exchange program whereby all directors, officers, and employees received an opportunity to exchange outstanding options for a predetermined smaller number of new stock options that were to be granted at the fair market value on the day of the new grant, which was to be at least 6-months-plus-1-day after the exchanged options are cancelled.

Two executive officers cancelled some of their outstanding options and received replacement options pursuant to the exchange program.  Mr. Carrel cancelled 549,335 options and received 165,667 options in exchange, and Mr. McLean cancelled 300,100 options and received 85,025 options in exchange.

The following table sets forth the following information regarding individual option grants to the named executive officers during 2003:

•                                          the number of shares of Zamba common stock underlying options granted during the year;

•                                          the percentage that such options represent of all options of the same class granted during the year;

•                                          the exercise price;

•                                          the expiration date; and

•                                          the potential realizable value, as of the expiration date, of the options under the option-pricing model discussed below.

The hypothetical value of the options as of their expiration date has been calculated, as permitted by Securities and Exchange Commission rules, based on assumed rates of annual compound stock appreciation of 5% or 10% from the date the option was granted.  It should be noted that this model is only one method of valuing options, and our use of the model should not be interpreted as an endorsement of its accuracy.  The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Option Grants During 2003

Name	Number of Options Granted (1)		% of Total Options Granted During 2003	Exercise Price ($/Share)	Expiration Date
						Potential Realizable Value At Assumed Annual Rates of Price Appreciation for Option Term (2)
						5%	10%
Norman D. Smith	250,000	(3)	4.8	0.18	12/15/13	73,300	116,718
Norman D. Smith	250,000	(4)	4.8	0.18	12/15/13	73,300	116,718
Michael H. Carrel	103,333	(5)	2.0	0.18	12/15/13	30,297	48,243
Michael H. Carrel	20,834	(6)	0.4	0.18	12/15/13	6,109	9,727
Michael H. Carrel	41,500	(7)	0.8	0.18	12/15/13	12,168	19,375
Michael H. Carrel	375,000	(3)	7.2	0.18	12/15/13	109,950	175,078
Michael H. Carrel	375,000	(4)	7.2	0.18	12/15/13	109,950	175,078
Paul G. McLean	50,025	(8)	1.0	0.18	12/15/13	14,667	23,355
Paul G. McLean	3,750	(9)	0.1	0.18	12/15/13	1,100	1,751
Paul G. McLean	31,250	(10)	0.6	0.18	12/15/13	9,163	14,590
Paul G. McLean	475,000	(3)	9.1	0.18	12/15/13	139,270	221,765
Paul G. McLean	475,000	(4)	9.1	0.18	12/15/13	139,270	221,765

(1)                                  All options were granted at the fair market value of our common stock on the date of the grant.

(2)                                  The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

(3)                                  These options become exercisable as to 12.5% on December 15, 2003, and shall become exercisable as to an additional 6.25% every three months after that date.

(4)                                  These options become exercisable on March 31, 2008, but vesting may accelerate and the options may become exercisable for 12.5% of the option grant in each and any calendar quarter between July 1, 2003, and June 30, 2005, that we achieve certain profitability standards.

(5)                                  These options were granted under our stock option exchange program in exchange for options to buy 300,000 shares of our common stock that were cancelled by Mr. Carrel, and were exercisable upon grant.

(6)                                  These options were granted under our stock option exchange program in exchange for options to buy 83,334 shares of our common stock that were cancelled by Mr. Carrel, and were exercisable as to 13/16 upon grant, and become exercisable as to an additional 1/16 on December 27, 2003, March 27, 2004, and June 27, 2004.

(7)                                  These options were granted under our stock option exchange program in exchange for options to buy 166,001 shares of our common stock that were cancelled by Mr. Carrel, and were exercisable as to 12/16 upon grant, and become exercisable as to an additional 1/16 on March 1, 2004, June 1, 2004, September 1, 2004, and December 1, 2004.

(8)                                  These options were granted under our stock option exchange program in exchange for options to buy 160,100 shares of our common stock that were cancelled by Mr. McLean, and were exercisable upon grant.

(9)                                  These options were granted under our stock option exchange program in exchange for options to buy 15,000 shares of our common stock that were cancelled by Mr. McLean, and were exercisable as to 14/16 upon grant, and become exercisable as to an additional 1/16 on January 17, 2004, and April 17, 2004.

(10)                            These options were granted under our stock option exchange program in exchange for options to buy 125,000 shares of our common stock that were cancelled by Mr. McLean, and were exercisable as to 12/16 upon grant, and become exercisable as to an additional 1/16 on February 22, 2004, May 22, 2004, August 22, 2004, and November 22, 2004.

Option Exercises and Year-End Values

No options were exercised by our named executive officers during 2003.  The table below sets forth the following information with respect to the status of their options at December 31, 2003:

•                                          the total number of exercisable and non-exercisable stock options held at December 31, 2003; and

•                                          the aggregate dollar value of in-the-money exercisable options at December 31, 2003.

Option Exercises in 2003 and Option Values on December 31, 2003

Name	Number of Shares Acquired Upon Exercise of Option	Value Realized Upon Exercise

			Number of Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Norman D. Smith	—	$—	1,181,250	1,318,750	$23,000	$17,000
Michael H. Carrel	—	—	755,813	809,854	7,125	1,875
Paul G. McLean	—	—	497,369	992,656	7,125	1,875

(1)                                  In accordance with Securities and Exchange Commission rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock.  For purposes of this table, fair market value is deemed to be $0.17, the closing price of our common stock on December 31, 2003.

Employment Agreements

All employees at Zamba, including our executive officers, are subject to at-will employment agreements that allow for their termination at any time.   However, we have entered into change of control agreements with our executive officers, Messrs. Smith, McLean, and Carrel, and have also entered into a change of control agreement with our Secretary and General Counsel, Ian Nemerov.

Each change of control agreement provides the employee, upon a change in control of Zamba, an employment contract of 13 months’ duration and a severance payment equivalent to six months of salary upon the expiration of the 13-month period, as well as the acceleration of the vesting of all of his then-outstanding stock options.  A “change of control” is defined in the agreements as including a sale of all or substantially all of the assets of Zamba or a merger or consolidation after which holders of our voting securities before the transaction hold less than 50% of the voting securities of the surviving corporation.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an officer or employee of Zamba.  None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,424,058	$0.30	1,374,578
Equity compensation plans not approved by security holders (2)	3,680,060	$0.51	4,183,847
Total	12,623,705	$0.42	5,327,346

(1)                                  Includes options to purchase shares of Company common stock and other rights under the 1993 Equity Incentive Plan.

(2)          Includes options to purchase shares of Company common stock and other rights under the 1989 Stock Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan, as well as various warrants issued by the Company.

1989 Stock Option Plan

Our Board of Directors adopted the 1989 Stock Option Plan in March 1989 to grant incentive stock options to employees and non-statutory stock options to directors, officers, employees, consultants or advisors of Zamba and its subsidiaries.  Options to purchase up to 2,100,000 shares of common stock were authorized under the 1989 plan. The 1989 plan was filed most recently as an exhibit to our Registration Statement on Form S-1 that was declared effective on December 9, 1993.

Our Board of Directors was authorized to administer the 1989 plan.  Following our initial public offering on December 9, 1993, all authorized but unissued options and all terminated and unexercised options under the 1989 plan were to be returned to the 1993 Equity Incentive Plan to be eligible to be granted under that plan.  As of March 30, 2004, options to purchase a total of 12,423 shares of our common stock are outstanding under the 1989 plan.  No options have been granted under the 1989 plan since our initial public offering.

Our Board of Directors is required to make appropriate adjustments in connection with the 1989 plan to reflect any stock split, stock dividend, or other similar event. The 1989 plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 1989 plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

1997 Stock Option Plan

The 1997 Stock Option Plan was created by the Board of Directors of The QuickSilver Group, Inc. (“QuickSilver”), a privately-held company we acquired on September 22, 1998.  We assumed all outstanding options under the 1997 plan after the acquisition of QuickSilver, subject to adjustment for the exchange ratio in that acquisition.

QuickSilver adopted the 1997 plan effective July 31, 1997.  Under the 1997 plan, QuickSilver could grant incentive stock options and non-statutory stock options to employees, directors, and contractors of QuickSilver and its subsidiaries.  Options to purchase up to 600,000 shares of common stock were authorized under the 1997 plan. The 1997 plan was filed most recently as an exhibit to our Registration Statement on Form S-8 that was declared effective on October 22, 1998.

Our Board of Directors was authorized to administer the 1997 plan.  No options are outstanding under the 1997 plan.  No options have been granted under the 1997 plan since our acquisition of QuickSilver.

Our Board of Directors is required to make appropriate adjustments in connection with the 1997 plan to reflect any stock split, reverse stock split, stock dividend, recapitalization, combination or other similar event. The 1997 plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 1997 plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

1998 Non-Officer Stock Option Plan

Our Board of Directors adopted the 1998 Non-Officer Stock Option Plan on January 10, 1998, to grant non-statutory stock options to employees and consultants of Zamba and its subsidiaries, not including officers and directors.  Options to purchase up to 2,500,000 shares of common stock were authorized under the 1998 plan. The 1998 plan was filed most recently as an exhibit to our Registration Statement on Form S-8 that was declared effective on October 22, 1998.

Our Board of Directors was authorized to administer the 1998 plan.  As of March 30, 2004, options to purchase a total of 674,125 shares of our common stock are outstanding under the 1998 plan.

Our Board of Directors is required to make appropriate adjustments in connection with the 1998 plan to reflect any stock split, stock dividend, or other similar event. The 1998 plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 1998 plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

1999 Non-Officer Stock Option Plan

Our Board of Directors adopted the 1999 Non-Officer Stock Option Plan on December 27, 1999, to grant non-statutory stock options to employees and consultants of Zamba and its subsidiaries, not including officers and directors, except that a grant may be made to an employee who will become an officer of the company if the grant is made as an inducement to such person to enter into employment with the Company and such grant does not require shareholder approval under the rules of the NASDAQ Stock Market.  Options to purchase up to 500,000 shares of common stock were authorized under the 1999 plan. The 1999 plan was filed most recently as an exhibit to our Registration Statement on Form S-8 that was declared effective on December 18, 2000.

Our Board of Directors was authorized to administer the 1999 plan.  As of March 30, 2004, options to purchase a total of 65,000 shares of our common stock are outstanding under the 1999 plan.

Our Board of Directors is required to make appropriate adjustments in connection with the 1999 plan to reflect any stock split, stock dividend, or other similar event. The 1999 plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 1999 plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

2000 Non-Officer Stock Option Plan

Our Board of Directors adopted the 2000 Non-Officer Stock Option Plan on June 1, 2000, to grant non-statutory stock options to employees and consultants of Zamba and its subsidiaries, not including officers and directors, except that a grant may be made to an employee who will become an officer of the company if the grant is made as an inducement to such person to enter into employment with the Company and such grant does not require shareholder approval under the rules of the NASDAQ Stock Market.  Options to purchase up to 1,500,000 shares of common stock were authorized under the 2000 Non-Officer Plan. The 2000 Non-Officer Plan was filed most recently as an exhibit to our Registration Statement on Form S-8 that was declared effective on December 18, 2000.

Our Board of Directors was authorized to administer the 2000 Non-Officer Plan.  As of March 30, 2004, options to purchase a total of 1,303,925 shares of our common stock are outstanding under the 2000 Non-Officer Plan.

Our Board of Directors is required to make appropriate adjustments in connection with the 2000 Non-Officer Plan to reflect any stock split, stock dividend, or other similar event. The 2000 Non-Officer Plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 2000 Non-Officer Plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

2000 Non-Qualified Stock Option Plan

Our Board of Directors adopted the 2000 Non-Qualified Stock Option Plan on October 18, 2000, to grant non-statutory stock options to employees and consultants of Zamba and its subsidiaries, not including officers and directors, except that a grant may be made to an employee who will become an officer of the company if the grant is made as an inducement to such person to enter into employment with the Company and such grant does not require shareholder approval under the rules of the NASDAQ Stock Market.  Options to purchase up to 4,000,000 shares of common stock were authorized under the 2000 Non-Qualified Plan. The 2000 Non-Qualified Plan was filed most recently as an exhibit to our Registration Statement on Form S-8 that was declared effective on December 18, 2000.

Our Board of Directors was authorized to administer the 2000 Non-Qualified Plan.  As of March 30, 2004, options to purchase a total of 2,552,754 shares of our common stock are outstanding under the 2000 Non-Qualified Plan.

Our Board of Directors is required to make appropriate adjustments in connection with the 2000 Non-Qualified Plan to reflect any stock split, stock dividend, or other similar event. The 2000 Non-Qualified Plan also contains provisions addressing the consequences of any merger, consolidation, liquidation, dissolution, or any other similar event.

If a merger, consolidation, liquidation, dissolution, or any other similar event occurs, the 2000 Non-Qualified Plan requires our Board of Directors to provide that all the outstanding options are assumed, or equivalent options substituted, by the acquiring or succeeding entity, and if not, all then-unexercised options would accelerate and become exercisable in full and would terminate immediately prior to the consummation of the corporate transaction.

Security Ownership of Certain Beneficial Owners and Management

Ownership by Stockholders, Other than Directors or Officers, Who Hold Beneficially More than 5% of our Outstanding Common Stock

The following table identifies, as of March 30, 2004, stockholders, other than directors or officers, who hold beneficially more than 5% of our outstanding common stock, based upon the most recent publicly available reports and other information available to us:

Name and address of beneficial owner	Amount of beneficial ownership		Percent of class
HCL Technologies America, Inc. 330 Potrero Ave. Sunnyvale, California 94805	2,298,445	(1)	5.8%
Motorola, Inc. 1303 East Algonquin Road Schaumburg, Illinois 60196	2,275,892		5.9
Ronald E. Eibensteiner US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	2,070,000	(2)	5.3

(1)           Includes 1,683,439 shares owned of record by HCL Technologies America, Inc. and 615,006 shares obtainable upon exercise of a warrant that expires on February 21, 2007.

(2)           Includes 2,070,000 shares owned of record by Wyncrest Capital, Inc., a corporation wholly-owned by Mr. Eibensteiner.

Ownership by Directors and Officers

The following table shows the amount of Zamba common stock beneficially owned (unless otherwise indicated) by our directors, the executive officers named in the Summary Compensation Table below, and the directors and executive officers as a group.  Except as otherwise indicated, all information is as of March 30, 2004.

Name	Number of Shares of Common Stock Beneficially Owned (1)	Acquirable by Exercise of Stock Options or Warrants Within 60 Days (2)	Aggregate Beneficial Ownership (3)	Percent of Class Outstanding (4)
Michael H. Carrel	1,000	845,647	845,647	2.1%
Joseph B. Costello	5,007,346	1,648,140	6,655,486	16.4
Dixon R. Doll	207,988	62,333	270,321		*
Paul Edelhertz	4,200	290,262	294,462		*
Paul McLean	15,773	593,932	609,705	1.5
Norm Smith	100	1,496,875	1,496,975	3.7
Sven Wehrwein	0	39,750	39,750		*
All current directors and executive officers as a group (7 persons)	5,236,407	4,976,939	10,213,346	23.3

*              Represents less than 1% of the outstanding common stock.

(1)           The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.  With the exception of Dr. Doll, all directors and executive officers have sole voting and investment power over all shares held.  Dr. Doll disclaims beneficial ownership of 13,000 shares held by the University of Michigan Business School Growth Fund, of which he is an alumni investment manager.

(2)           Reflects the number of shares that could be purchased by each person by exercise of options available at March 30, 2004, or within 60 days thereafter under our stock option plans.  Also reflects up to 1,489,723 shares that may be obtained by Mr. Costello upon exercise of two warrants, one of which expires on June 29, 2005, with regard to 1,176,471 shares and the other which expires on February 1, 2007, with regard to 313,252 shares.

(3)           This column includes direct holdings of our common stock and shares that may be obtained by exercise of stock options or warrants on March 30, 2004, or within sixty (60) days thereafter.

(4)           Based on 38,890,012 shares outstanding on March 30, 2004.

Item 13.

Certain Relationships and Related Transactions

On November 5, 2002, we entered into a loan agreement with Entrx Corporation (“Entrx”), under which Entrx agreed to lend us up to $2.5 million in three separate advances.  Wayne Mills, who has been a 5% shareholder of Zamba, is the President and CEO of Entrx.  We received the first advance of $1 million in November 2002 and were to receive additional advances of $750,000 on each of December 15, 2002, and February 15, 2003, subject to our achieving certain conditions under the loan agreement.  We met the conditions under the loan, but only received a portion of the second advance prior to the amendment of the loan agreement on February 19, 2003.  In connection with the amendment, we received the balance of the second advance, but waived our right to the third advance.  Pursuant to the amended loan agreement, the

$1.75 million loaned to us, as well as accrued interest, was entitled to convert into shares of NextNet Series A Preferred Stock at $6.00 per share or such lesser price as determined by certain sales of preferred stock by either NextNet or Zamba at a lower per share price.  As a result of a lower-priced sale by NextNet during 2003, the conversion price was adjusted from $6.00 to $4.23, as a result of which the loan converted into 415,340 shares of NextNet Series A Preferred Stock.

On February 17, 2003, in consideration of certain services Ron Eibensteiner performed on our behalf, we issued a warrant to Morgan Street Partners LLC (“Morgan Street”) that entitles Morgan Street to purchase 125,000 additional shares of NextNet Series A Preferred Stock from us at $6.00 per share, any time prior to the close of business on May 17, 2003, subject to certain restrictions and conditions.  Mr. Eibensteiner owns approximately 5.3% of our outstanding common stock and he and his spouse own Morgan Street Partners.  We issued a second warrant to Morgan Street Partners on March 31, 2003, that entitles Morgan Street to purchase up to 16,670 additional shares of NextNet Series A Preferred Stock at $6.00 per share at any time before December 31, 2005, in consideration of Mr. Eibensteiner’s commitment to purchase an aggregate of $500,000 worth of additional shares of NextNet stock at a purchase price of $1.47 per share if we request him to do so during 2003.

Mr. Eibensteiner’s warrants were cancelled during March 2004, in connection with a multi-party transaction related to the acquisition of NextNet Wireless, Inc. by a privately-held communications industry company, the identity of which is confidential.  Pursuant to the transaction, Mr. Eibensteiner and Joseph B. Costello, our Chairman and also the Chairman of NextNet until its acquisition, agreed to assign to two third parties rights to receive some of the shares of common stock they were to receive from the acquirer in exchange for rights held by the third parties to receive warrants to purchase common stock of the acquirer.  As part of this transaction, we assigned to Mr. Eibensteiner the right to receive warrants to purchase an aggregate of 42,254 shares of common stock of the acquirer and we assigned to Mr. Costello the right to receive warrants to purchase an aggregate of 42,253 shares of common stock of the acquirer.

Beginning in the first quarter of 2004, we have also provided financial and operational services to NextNet.  We received approximately $1,000 for these services during the first quarter of 2004 and expect to receive approximately $20,000 during the second quarter of 2004.  In addition to Mr. Costello being Chairman of both companies, Dixon R. Doll is a director of Zamba and was a director of NextNet until its acquisition, and another of our outside directors, Sven A. Wehrwein, provided independent financial consulting services to NextNet during 2002 and 2003.  Further, Michael H. Carrel, our Chief Financial Officer, was NextNet’s Chief Financial Officer, on a part-time basis, between September 2003 and March 2004.  Mr. Carrel’s salary from Zamba was reduced during the period of time he was providing service to NextNet.  We did not receive any compensation from NextNet for either Mr. Wehrwein’s or Mr. Carrel’s services.  However, we did receive approximately $2.3 million in 2003 and approximately $6.2 million in 2002 from transactions involving shares of NextNet Series A Preferred Stock that we transferred to third parties.

Since the fourth quarter of 2003, we have provided consulting services to think3, Inc.  Mr. Costello is the Chairman, President and Chief Executive Officer of think3.  think3 paid us $38,667 for these services during 2003 and $290,095 for these services during the first quarter of 2004, and we expect to receive approximately $200,000 during the second quarter of 2004.

Item 14.                   Principal Accountant Fees and Services

Pre-Approval Policy for Services of Independent Auditors

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors without later obtaining specific pre-approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

Independent Auditors’ Fees

Audit Fees

We paid KPMG $85,000 in fees for the audit of our annual consolidated financial statements for 2003 and for the review of our interim consolidated quarterly financial statements in 2003, and $95,000 in fees for the audit of our annual consolidated financial statements for 2002 and for the review of our interim consolidated quarterly financial statements in 2002.  We paid KPMG an aggregate of approximately $8,500 for auditing our 401(k) retirement plan in 2003 and an aggregate of approximately $8,500 for auditing our 401(k) retirement plan in 2002.

Audit-Related Fees

We paid KPMG an aggregate of approximately $3,500 for other audit-related services in 2003, and an aggregate of approximately $24,994 for other audit-related services in 2002.

Tax Fees

We paid KPMG an aggregate of approximately $14,900 for tax services in 2003, and an aggregate of approximately $18,100 for tax services in 2002.

All Other Fees

No other services, including systems design or implementation services were provided to us by KPMG during 2003 or 2002.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K or which are incorporated herein by reference:

(a)   Documents Filed as Part of Form 10-K

(1)   Financial Statements

•      Consolidated Balance Sheets as of December 31, 2003 and 2002

•      Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•      Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

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

4.02         Rights Agreement dated September 12, 1994, and amended on January 29, 2002 and November 26, 2002, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as exhibits thereto the form of rights certificate and the summary of rights to purchase preferred shares (Incorporated by reference to Exhibit 4.02 to the Registrant’s Report on Form 8-K that was filed with the Securities and Exchange Commission on September 15, 1994, to Exhibit 4.01 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002, and to Exhibits 1 and 2 to the Registrant’s filing on Form 8-A/A on December 20, 2002 ).

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

10.24       Amendment to Loan Document as of June 30, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.25       Warrant to Purchase Stock dated August 2, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.26       Amendment to Loan Document as of December 31, 2001, between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.44 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.27       Warrant to Purchase Stock dated December 31, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.28       Registration Rights Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.46 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.29       Stock Purchase Agreement dated January 31, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.30       Warrant to Purchase Common Stock dated January 31, 2002, issued by Zamba Corporation to Joseph B. Costello (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.31       Form of Stock Purchase Agreement dated February 1, 2002 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.32       Form of Warrant to Purchase Common Stock dated February 1, 2002 (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.33       Third Amendment Lease dated February 6, 2002, between Zamba Corporation and Square 24 Associates (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.34       Strategic Alliance Agreement between Zamba Corporation, HCL Technologies America, Inc. and HCL Technologies Limited, India, dated February 22, 2002 (Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.35       Stock Purchase Agreement dated February 21, 2002, between Zamba Corporation and HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.36       Warrant to Purchase Common Stock dated February 21, 2002, issued by Zamba Corporation to HCL Technologies America, Inc. (Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.37       Stock Purchase Agreement dated February 26, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K dated March 14, 2002).

10.38       Stock Purchase Agreement dated March 25, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.59 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.39       Amendment No. 1 to the Stock Purchase Agreement date February 26, 2002, dated March 25, 2002, between Zamba Corporation and Joseph B. Costello (Incorporated by reference to Exhibit 10.60 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2001).

10.40       Stock Purchase Agreement between Jafco America Ventures, Inc. and Zamba Corporation, dated April 30, 2002 (Incorporated by reference to Exhibit

10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30,2002).

10.41       Lease Termination Agreement between EOP-England Executive Park, LLC and

                Zamba Corporation, dated May 31, 2002 (Incorporated by reference to Exhibit

10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.42       Stock Purchase Agreement between Robert S. Colman Trust and Zamba Corporation, dated May 29, 2002 (Incorporated by reference to Exhibit

10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.47       Stock Purchase Agreement between Doll Technology Investment Fund and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit

10.03 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.43       Stock Purchase Agreement between Doll Technology Affiliates Fund and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit

10.04 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.44       Stock Purchase Agreement between Doll Technology Side Fund L.P. and Zamba Corporation, dated June 7, 2002 (Incorporated by reference to Exhibit

10.05 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.45       Stock Purchase Agreement between Thomas Magne and Zamba Corporation, dated June 13, 2002 (Incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.46       Zamba Corporation Second Amendment to Lease Agreement between Acky-Calhoun, LLC and Zamba Corporation, dated July 11, 2002 (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.47       Accounts Receivable Purchase Agreement between Silicon Valley Bank and Zamba Corporation, dated July 29, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.48       Stock Purchase Agreement between John T. Johnson and Zamba Corporation, dated August 9, 2002 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.49       Stock Purchase Agreement between Bob Tallard and Zamba Corporation, dated August 9, 2002 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.50       Stock Purchase Agreement between Herbert P. Koch and Zamba Corporation, dated August 13, 2002 (Incorporated by reference to Exhibit 10.03 to the

Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.51       Stock Purchase Agreement between Brian Lawton and Zamba Corporation, dated August 19, 2002 (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.52       Settlement Agreement and Release between Fidelity Leasing, Zamba Corporation and Michael H. Carrel, dated September 24, 2002 (Incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.53       Settlement Agreement and Release by and between WTA Campbell Technology Park, LLC, and Zamba Corporation, dated October 9, 2002 (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.54       Lease Termination Agreement and Release, by and between Army Corps Centre Operating Associates, LP, a New Mexico Limited Partnership, a/k/a Army Corps Operating Associates, LP, a New Mexico Limited Partnership, successor-in-interest to CC Commercial LP (“Army Corps”), Zamba Corporation, a Delaware Corporation (“Zamba”) and ZCA Corporation, a Minnesota Corporation f/k/a Camworks, Inc. (“ZCA”), dated October 10, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.55       Loan Agreement by and between Entrx Corporation and Zamba Corporation, dated November 5, 2002 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 5, 2002).

10.56*     Change in Control Employment and Severance Agreement between Norman D. Smith and Zamba Corporation, dated November 26, 2002 (Incorporated by reference to Exhibit 10.61 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.57*     Change in Control Employment and Severance Agreement between Paul McLean and Zamba Corporation, dated January 14, 2003 (Incorporated by reference to Exhibit 10.62 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.58       Settlement Agreement and Release between Todd Fitzwater and Zamba Corporation, dated January 27, 2003 (Incorporated by reference to Exhibit 10.63 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.59       Stock Purchase Agreement between John Schwieters and Zamba Corporation, dated February 12, 2003 (Incorporated by reference to Exhibit 10.64 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.60       Stock Purchase Agreement between John Schwieters and Zamba Corporation, dated February 12, 2003 (Incorporated by reference to Exhibit 10.65 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.61       Stock Purchase Agreement between Joel Schwieters and Zamba Corporation, dated February 14, 2003 (Incorporated by reference to Exhibit 10.66 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.62       Warrant to Purchase Shares of Series A Preferred Stock of NextNet Wireless, Inc. between Morgan Street Partners, LLC and Zamba Corporation, dated February 17, 2003 (Incorporated by reference to Exhibit 10.67 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.63       Amendment No. 1 to Loan Agreement between Entrx Corporation and Zamba Corporation, dated February 19, 2003 (Incorporated by reference to Exhibit 10.68 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.64       Settlement Agreement and Release between Key Equipment Finance and Zamba Corporation, dated March 13, 2003 (Incorporated by reference to Exhibit 10.69 to the Registrant’s Form Annual Report on 10-K for the year ended December 31, 2002).

10.65       Settlement Agreement and Release between Doug Holden and Zamba Corporation, dated June 6, 2003 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form Quarterly Report on 10-Q for the period ended June 30, 2003).

10.66       Form of Stock Purchase Agreement between various parties and Zamba Corporation, various dates between November 5 and 21, 2003

23.01       Consent of KPMG LLP.

24.01       Power of Attorney (included on signature page to this report).

31.01       Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02       Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32            Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)  Reports on Form 8-K for the last quarter of the year ended December 31, 2003.

On November 6, 2003, we filed a report on Form 8-K, which contained a copy of our press release announcing our financial results for the three and nine month periods ended September 30, 2003.

(c)   Exhibits - See Item 15 (a) (3).

(d)   Financial Statement Schedules - See Item 15(a)(2).

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAMBA Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations in the year ended December 31, 2003, and has negative working capital as of December 31, 2003.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Minneapolis, Minnesota
January 23, 2004

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$699	$549
Accounts receivable, net	618	662
Unbilled receivables	79	470
Prepaid expenses and other current assets	108	507

Total current assets	1,504	2,188

Property and equipment, net	326	531
Other assets	57	102
Total assets	$1,887	$2,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$436	$298
Note payable	—	1,000
Current installments of long-term debt	—	266
Accounts payable	128	584
Accrued expenses	919	2,593
Deferred revenue	187	57
Deferred gain on sale of investment	783	25

Total current liabilities	2,453	4,823

Long-term debt, less current installments	—	164
Other long-term liabilities	—	164

Commitments and contingencies (Notes 4 and 15)

Total liabilities	2,453	5,151

Stockholders’ deficit :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 38,892,012 and 38,822,679 issued and outstanding at December 31, 2003 and 2002, respectively	389	388
Additional paid-in capital	86,080	86,060
Accumulated deficit	(87,035)	(88,778)

Total stockholders’ deficit	(566)	(2,330)

Total liabilities and stockholders’ deficit	$1,887	$2,821

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001

Revenues
Professional services	$9,096	$10,184	$33,302
Reimbursable expenses	921	915	3,486
Total revenues	10,017	11,099	36,788

Costs and expenses:
Project and personnel costs	5,705	9,366	20,036
Reimbursable expenses	921	915	3,486
Sales and marketing	1,161	1,750	5,824
General and administrative	3,156	7,291	14,503
Restructuring charges and non-recurring items	—	3,321	2,188
Amortization of intangibles	—	—	231

Loss from operations	(926)	(11,544)	(9,480)

Other income (expense):
Gain on sale of NextNet shares	2,603	5,199	—
Interest income	—	12	139
Interest expense	(132)	(280)	(188)
Other income (expense), net	2,471	4,931	(49)

Income (loss) before extraordinary item	1,545	(6,613)	(9,529)

Extraordinary gain from extinguishment of debt	198	—	—

Net income (loss)	$1,743	$(6,613)	$(9,529)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.04	$(0.17)	$(0.28)
Extraordinary gain from extinguishment of debt	0.00	0.00	0.00
Basic net income (loss) per share:	$0.04	$(0.17)	$(0.24)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.04	$(0.17)	$(0.28)
Extraordinary gain from extinguishment of debt	0.00	0.00	0.00
Diluted net income (loss) per share	$0.04	$(0.17)	$(0.28)

Weighted average shares outstanding:
Basic	38,851,040	38,419,440	33,567,564
Diluted	41,319,792	38,419,440	33,567,564

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,743	$(6,613)	$(9,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	298	438	987
Loss (gain) on disposal of fixed assets	(7)	(2)	18
Provision for bad debts	—	20	423
Non-cash compensation - forgiveness of director loan	—	443	—
Gain on sale of NextNet shares	(2,603)	(5,199)	—
Extraordinary gain from extinguishment of debt	(198)	—	—

Changes in operating assets and liabilities:
Accounts receivable	44	899	4,027
Unbilled receivables	391	137	(182)
Notes receivable	—	535	1,276
Prepaid expenses and other assets	411	430	(75)
Accounts payable	(456)	(410)	(530)
Accrued expenses	(1,780)	925	(571)
Deferred revenue	130	(44)	(1,379)
Net cash used in operating activities	(2,027)	(8,441)	(5,535)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(115)	(748)
Proceeds from sale of NextNet shares	1,493	5,224	—
Notes receivable - related parties	—	310	45
Proceeds from sale of property and equipment	9	4	—
Net cash provided by (used in) investing activities	1,449	5,423	(703)

Cash flows from financing activities:
Proceeds from line of credit, net	138	(802)	1,100
Proceeds from note payable	750	1,000	—
Proceeds from exercises of options and warrants	8	13	57
Proceeds from sale of common stock	5	1,714	2,261
Payments on debt	(173)	(155)	(490)
Changes in restricted cash	—	471	(207)
Net cash provided by financing activities	728	2,241	2,721

Net increase (decrease) in cash and cash equivalents	150	(777)	(3,517)
Cash and cash equivalents, beginning of year	549	1,326	4,843
Cash and cash equivalents, end of year	$699	$549	$1,326

Supplemental Schedule of Disclosures of Cash Flow Information:

Cash paid during the year for interest	$78	$221	$185

Non-cash investing and financing activity:
Conversion of note payable into sale of 413,712 shares of NextNet	$1,750	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

			Additional Paid-In Capital	Note Receivable From Director	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Par Value
Balances at December 31, 2000	32,164,259	$322	$81,876	(500)	$(72,636)	$9,062
Exercise of stock options	186,425	2	55	—	—	57
Issuance of common stock	2,656,379	26	2,235	—	—	2,261
Amortization of Non-cash compensation	—	—	237	—	—	237
Net loss	—	—	—	—	(9,529)	(9,529)
Balances at December 31, 2001	35,007,063	350	84,403	(500)	(82,165)	2,088
Exercise of stock options	30,018	—	13	—	—	13
Issuance of common stock	4,035,598	40	1,674	—	—	1,714
Put option exercise by director	(250,000)	(2)	(55)	500	—	443
Amortization of Non-cash compensation	—	—	25	—	—	25
Net loss	—	—	—	—	(6,613)	(6,613)
Balances at December 31, 2002	38,822,679	388	86,060	—	(88,778)	(2,330)
Exercise of stock options	39,500	1	7	—	—	8
Issuance of common stock	29,833	—	5	—	—	5
Amortization of Non-cash compensation	—	—	8	—	—	8
Net income	—	—	—	—	1,743	1,743
Balances at December 31, 2003	38,892,012	$389	$86,080	$—	$(87,035)	$(566)

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

ZAMBA Corporation is a customer care services company.  We help our clients be more successful in acquiring, servicing, and retaining their customers.  We provide strategy and business process consulting, as well as customization and systems integration for software applications that our clients purchase from third parties.

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

Revenue Recognition:

We derive our revenues from systems integration services and post-implementation support agreements.  Revenues pursuant to fixed bid contracts are recognized as the services are rendered based on the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts.” These contracts are considered substantially complete upon customer acceptance. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.  Revenues pursuant to time and materials contracts are recognized as the services are performed based on contractual hourly rates.  Revenue recognition only occurs once we have binding contract agreements with our customers.  Customer support revenues are recognized ratably over the term of the underlying support agreements.  Revenue also includes reimbursable expenses, as per Financial Accounting Standards Board (FASB) Staff Announcement, Topic No. D-103.  We will also apply the provisions of EITF Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, when applicable. EITF Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  We have determined that all of our current projects comprise only one element, but will review all new contracts to determine whether or not the provisions of EITF Issue 00-21 apply.

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2003, 2002, and 2001, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	2003	2002	2001
Net income (loss) as reported	$1,743	$(6,613)	$(9,529)
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(876)	(7,601)	(9,602)
Pro forma net income (loss)	$867	$(14,214)	$(19,131)

Net income (loss) per share as reported
Basic	0.04	(0.17)	(0.28)
Diluted	0.04	(0.17)	(0.28)

Pro forma net income (loss) per share
Basic	0.02	(0.37)	(0.57)
Diluted	0.02	(0.37)	(0.57)

The aggregate fair value of options granted under the Plans during 2003, 2002, and 2001, respectively, was $837,000, $1.20 million, and $3.43 million.   The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the Plans:

Assumptions	2003	2002	2001
Risk-free interest rates	2.49%-3.32%	3.02%-4.84%	3.96%-5.13%
Volatility	149%	124%	115%
Expected lives (months)	60	60	60

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is calculated by using the weighted average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options.  A total of 2.47 million assumed conversion shares were used for the year ended December 31, 2003. A total of 0 and 5,045 assumed conversion shares for the years ended December 31, 2002 and 2001, respectively, were excluded from the net loss per share computation as their effect is anti-dilutive. The calculation of weighted average diluted shares outstanding excludes exercisable options and warrants for approximately 2.52 million common shares at December 31, 2003, because the exercise prices of those options and warrants were greater than the average market price.  The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the past three years:

(In thousands, except per share data)	2003	2002	2001
Net income (loss)	$1,743	$(6,613)	$(9,529)

Weighted Average Shares Outstanding:
Basic	38,851	38,419	33,568
Effect of Dilution:
Stock Options	2,469	—	—
Total	41,320	38,419	33,568

Earning Per Share:
Basic	$0.04	$(0.17)	$(0.28)
Diluted	$0.04	$(0.17)	$(0.28)

New Accounting Standards:

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.  The adoption of Issue 00-21 did not have an effect on our financial position, results of operations or cash flows because our current contracts comprise only one element instead of multiple elements.  We will review all new contracts in the future to determine whether or not the provisions of EITF Issue 00-21 apply.

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

2.             LIQUIDITY AND GOING CONCERN MATTERS:

We incurred losses and negative cash flows from operations during the year ended December 31, 2003, and continued to incur operating losses in the first two months of fiscal 2004.  We also had a negative working capital of $949,000 and a stockholders’ deficit of $566,000 at December 31, 2003.  Our ability to continue as a going concern depends upon our ability to achieve and sustain profitability and continue to access our line of credit facility.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or remaining investment in NextNet.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

To fund our operations, we received approximately $2.2 million in financing in 2003. This amount includes approximately $1.5 million in exchange for selling some of our NextNet Wireless, Inc. (“NextNet”) stock, and a loan in the amount of $750,000 (as described in the next paragraph), which was also converted into NextNet shares.

We received a loan of $750,000 in the first quarter of 2003 from Entrx Corporation (“Entrx”).  This funding was through a loan agreement under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  The second advance was to be made on December 15, 2002 (and was received in February 2003), and third advance was to be made on February 15, 2003, upon the achievement of certain prescribed business milestones by us.  This agreement was amended on February 19, 2003, and the obligation of Entrx to pay the third installment was waived.  Entrx subsequently agreed to convert the outstanding balance of the loan, plus accrued interest into 415,340 NextNet shares.  See Note 7 for additional discussion of our loan from Entrx.

We also received $750,000 on February 17, 2003, when we entered into stock purchase agreements with two private investors, which resulted in our transferring to them approximately 177,000 shares of our Series A Preferred Stock in NextNet.  In connection with this sale, we issued a warrant to purchase 125,000 additional shares of our Series A Preferred Stock in NextNet from us at $6.00 per share, any time prior to the close of business on December 31, 2004.

We also received $743,000 in the fourth quarter of 2003, when we entered into stock purchase agreements with several private investors, which resulted in our transferring to them approximately 495,000 shares of our Series A Preferred Stock in NextNet in the first quarter of 2004.

We believe that our existing cash and cash equivalents at December 31, 2003, and cash that we can obtain under our Accounts Receivable Purchase Agreement with Silicon Valley Bank will be sufficient to meet our working capital and capital expenditure requirements through at least April 30, 2004.  We will continue to explore possibilities for additional financing, which may include debt, equity, or other forms of financing transactions, and other strategic alternatives that may be available to us, including a potential sale of all or a portion of our stock, assets, or remaining investment in NextNet.

3.             SELECTED BALANCE SHEET INFORMATION:

(in thousands)	December 31, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$742	$806
Less allowance for doubtful accounts	(124)	(144)
Totals	$618	$662

Property and equipment, net:
Computer equipment	$828	$802
Furniture and equipment	293	286
Leasehold improvements	60	60
Totals	1,181	1,148
Less accumulated depreciation and amortization	(855)	(617)
Totals	$326	$531

Accrued Expenses:
Payroll related	$53	$175
Vacation	280	327
Restructuring costs/Accrued lease charges	164	1,526
Interest payable	6	20
Professional fees	187	313
Subcontractor fees	45	87
Other	184	309
Total	919	2,757
Other long term liabilities	—	164
Accrued expenses	$919	$2,593

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

Total rental expense, including a pro rata share of the lessor’s operating costs, were $623,690, $2,607,884 and $3,546,144, for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments for office space and equipment under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases

2004	$572
2005	404
2006	15
2007	4
Total	$995

5.             RESTRUCTURING CHARGES AND NON-RECURRING ITEMS:

We incurred unusual charges in the first and second quarters of 2002 that, in the aggregate, were equivalent to approximately 30% of our 2002 revenue.  In the first quarter of 2002, we incurred unusual charges of $1.69 million for facility and employment matters, and in the second quarter of 2002, we incurred unusual charges of $1.64 million for facility and non-cash compensation matters.  Included in the charges in the first quarter of 2002 was a  $1.34 million charge related to the leases for our Campbell, California, and Colorado Springs, Colorado, facilities, and included in the charges in the second quarter of 2002 this amount was a $1.19 million charge for facility closings and lease termination costs.  The facility charges in the second quarter of 2002 included $190,000 for closing our Boston, Massachusetts facility, $290,000 for reducing the amount of space we occupy in Minneapolis, Minnesota, and $713,000 for increasing the accrual for terminating our St. Paul, Minnesota and Campbell, California facilities to amounts consistent with buy-out offers made by our landlords.   We subsequently reached termination agreements with our St. Paul and Campbell landlords.  We also incurred a $350,000 charge during the first quarter of 2002 for severance pay relating to the reduction in headcount, including the separation of three vice presidents.  The unusual charge in the second quarter of 2002 also included a $443,000 non-cash compensation charge arising out of the exercise by Paul Edelhertz of his right to assign to us an aggregate of 250,000 shares of our common stock in exchange for our cancellation of a promissory note issued to us by Mr. Edelhertz bearing a principal balance of $500,000 and accrued interest through the date of cancellation of $43,250.  This transaction relates to an agreement dated December 26, 2000, as amended on August 2, 2001. Mr. Edelhertz is a member of our board of directors and was our president and CEO from October 1998 through October 2000 and a vice president from August 1996 through October 1998.

We also incurred restructuring and unusual charges in 2001.  We undertook a restructuring action in the second quarter of 2001, when we recorded a restructuring charge of $2.19 million.  We made other headcount reductions in the third and fourth quarters of 2001.  Our restructuring charge in the second quarter of 2001 was composed of $777,000 for severance payments, $123,000 for other employee-related costs (including continued medical benefits for the terminated employees), $1.173 million for facility closings and other lease termination costs, $87,000 to resolve a contract dispute with a vendor, and $28,000 of other related restructuring charges.  No non-cash write-offs were incurred in connection with the restructuring charge.  The facilities portion of the restructuring charge in the second quarter of 2001 includes new and additional lease termination costs and other expenses associated with our decisions to consolidate our operations and close unproductive or duplicative office locations in St. Paul, Minnesota and Pleasanton and Carlsbad, California.

Restructuring activities through December 31, 2003, were as follows:

	Facility Closings and Lease Termination Costs	Severance and Other Employee Related Costs	Other	Total

Balance as of December 31, 2000	$240,000	$170,000	$—	$410,000
Second Quarter 2001 Provision	1,173,000	900,000	115,000	2,188,000
Additional facility related accruals in the fourth quarter of 2001	175,000	—	—	175,000
2001 Utilized	(786,000)	(1,070,000)	(115,000)	(1,971,000)
Balance as of December 31, 2001	802,000	—	—	802,000
First Quarter 2002 Provision	1,335,000	350,000	—	1,685,000
Second Quarter 2002 Provision	1,193,000	—	443,000	1,636,000
Additional severance related accruals in the second quarter of 2002	—	100,000	—	100,000
2002 Utilized	(1,804,000)	(315,000)	(443,000)	(2,562,000)
Balance as of December 31, 2002	1,526,000	135,000	—	1,661,000
2003 Utilized	(1,362,000)	(135,000)	—	(1,497,000)
Balance as of December 31, 2003	$164,000	$—	$—	$164,000

We expect to pay approximately $109,000 of the remaining balance in 2004 and $55,000 in 2005.

6.             ACCOUNTS RECEIVABLE PURCHASE AGREEMENT:

On July 29, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank to replace a prior revolving credit facility we had established with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  Although there are no financial covenants in the new agreement with Silicon Valley Bank, they may still declare default in certain circumstances, including our default under any leases or contracts.  Upon default, Silicon Valley Bank may elect from remedies including declaring all amounts paid to us under the agreement due and payable in full, or ceasing to buy receivables from us.  If Silicon Valley Bank does not purchase receivables from us, our ability to fund our operations could be materially harmed.  The Accounts Receivable Purchase Agreement renewed on July 29, 2003 and expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $436,000 at December 31, 2003.

7.             NOTE PAYABLE:

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

8.             LONG-TERM DEBT:

As part of our 1998 acquisition of QuickSilver, Inc., we issued $2.16 million in promissory notes payable.  Interest on the notes was computed at 7% to 10% of the outstanding balance and was due quarterly on the final day of each quarter, commencing December 31, 1999, and ending September 30, 2003.  Principal payments were due quarterly, in 16 installments.  Holders could request to convert their notes to our common stock.  Conversion was computed at fair market value, and was at the sole and absolute discretion of our Board of Directors. No notes were converted to common stock during 2003, 2002 or 2001.

Approximately $423,000 of the $430,000 in long-term debt as of December 31, 2002, was payable to one individual.  On January 27, 2003, we entered into an agreement with this individual to terminate the debt owed to him in exchange for a termination payment of $165,000 and a transfer of 16,667 shares of our Series A Preferred Stock in NextNet.  As a result, we reported an extraordinary gain on debt extinguishment of approximately $198,000 in the first quarter of 2003.  We also reported a gain on sale of NextNet shares of $71,000 in the first quarter of 2003.

The final payments for the remaining long-term debt, were made as scheduled on September 30, 2003.

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

NextNet is a private corporation that develops non-line-of-sight broadband wireless access platforms that provide telecommunications carriers with solutions for rapid deployment of high-speed, two-way voice and data services over the “last mile” of the communications network.  Our chairman, Joseph B. Costello, is also the chairman of NextNet. Another of our directors, Dixon Doll, is also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, has provided consulting services to NextNet, and Michael Carrel, our CFO, was the CFO for NextNet between October 1, 2003 and March 31, 2004.

As discussed in detail below, we sold portions of our equity holdings in NextNet at various times throughout 2002 and 2003.

In the second, third and fourth quarters of 2002, we entered into several transactions with private investors in which we sold portions of our equity holdings in NextNet for an aggregate total of $5.22 million.  We recognized a gain on sale our NextNet holdings in the amount of $5.20 million in 2002.  We recorded $25,200 as a deferred gain on sale of investment at December 31, 2002, and reported the gain on sale of investment during the first quarter of 2003, when the shares were transferred to the private investors.

We initially sold a small portion of our shares of Series A Preferred Stock in NextNet for $3.00 per share, but most of our sales were at a price of $6.00 per share.  We determined the sales price for our NextNet shares from various sources, including: a) discussions with potential investors, wireless telecommunications industry experts, investment bankers, and venture capitalists, b) looking at a proposed sale of NextNet stock, with similar rights as ours, that NextNet itself had considered immediately prior to our first sale to an outside investor, c) analyzing and comparing publicly held securities in related industries, d) considering our immediate cash needs, and e) the stage of development that NextNet was at as a company, at the time of the transactions. Another major factor in establishing the sales price was our determination of what an arms-length purchaser would pay for our NextNet shares.  We had approached potential buyers of our NextNet shares since June 2001, but we were unable to find any interest, for many reasons including the facts that NextNet had not yet obtained any significant orders and there was uncertainty in the telecommunications sector in general.  On April 8, 2002, NextNet announced its first significant client, MVS Comunicaciones.  Based on this announcement, some potential buyers became more interested in purchasing NextNet stock from us.

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

The second series of transactions occurred between April 10 and April 30, 2002. During this second series, we entered into stock purchase agreements with seven private investors, in which we sold an aggregate of 229,997 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $1,380,000.  Of this amount, $880,000 was received in April and $500,000 was received in May.  All of the shares were sold at a per share price of $6.00.  In connection with the second series of sales of NextNet shares in April 2002, we entered into stock purchase agreements with two private investors, pursuant to which we agreed to sell an aggregate of 133,332 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $800,000.  Of this amount, $600,000 was received in September 2002 and $154,000 was received in October 2002, and remaining $46,000 is to be received at a later date.  The price for these shares is also $6.00 per share.  We recorded a deferred gain on sale of investment when we received the cash from these transactions, and a gain on sale of investment was recorded when the shares are transferred to the private investors.

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

In the third quarter of 2002, we entered into stock purchase agreements with four private investors, in which we sold an aggregate of 30,002 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $180,012. We received the cash for these shares in August and September.  All of the shares were sold at a per share price of $6.00.  We recorded a deferred gain on sale of investment when we received the cash from these transactions, and a gain on sale of investment was recorded when the shares are transferred to the private investors.

In addition to the above transactions, in order to make payroll and other critical vendor payments, Joseph B. Costello, our chairman, advanced $450,000 to us in June 2002, and $850,000 in July 2002.  In settlement of these advances, our Board of Directors agreed to transfer a total of 216,668 of our shares of NextNet Series A Preferred Stock valued at $6.00 per share.

In the fourth quarter of 2002, we entered into stock purchase agreements with two private investors, in which we sold an aggregate of 4,200 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $25,200.  All of the shares were sold at a per share price of $6.00.  We recorded a deferred gain on sale of investment when we received the cash from these transactions in 2002, and recorded a gain on sale of investment in 2003, when the shares were transferred to the private investors.

On January 27, 2003, we entered into an agreement to pay a third party $165,000 and transfer 16,667 shares of NextNet Series A Preferred Stock to the third party’s family trust in exchange for cancellation of a debt obligation under which we owed approximately $434,000 in principal and accrued interest.  As a result, we recorded an extraordinary gain on debt extinguishment of approximately $198,000 and a gain on sale of NextNet shares of $71,000 in the first quarter of 2003. See Note 8 for additional information.

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

We transferred 415,340 shares of our NextNet Series A Preferred Stock to Entrx Corporation on March 31, 2003, pursuant to a loan agreement we entered into with Entrx on November 5, 2002.  See Note 7 for more information regarding our transaction with Entrx.

In the fourth quarter of 2003, we entered into stock purchase agreements with eleven private investors, in which we sold an aggregate of 495,333 shares of our Series A Preferred Stock in NextNet for an aggregate consideration of $743,000.  All of the shares were sold at a per share price of $1.50.  We recorded a deferred gain on sale of investment when we received the cash from these transactions in 2003, and will record a gain on sale of investment in 2004, when the shares are transferred to the private investors.

All of the NextNet shares that we sell or transfer, including those sold to Mr. Costello and Dr. Doll, are subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

A summary of our NextNet investment activity is as follows:

	Series A Preferred Stock	Amount
Balance as of December 31, 2001 and 2000	2,400,000
2002
Shares sold at $3.00 per share to related parties	233,333	$700,000
Shares sold at $3.00 per share to other investors	200,000	600,000
Shares sold at $6.00 per share to related parties	241,666	1,450,000
Shares sold at $6.00 per share to other investors	416,533	2,499,000
Referral fees paid in 2002		(25,000)
Totals for 2002	1,091,532	$5,224,000
Balance as of December 31, 2002	1,308,468
2003
Shares transferred at $4.23 per share to cancel debt obligation	16,667	$71,000
Shares sold at $4.23 per share to other investors	177,306	750,000
Shares transferred at $4.23 per share to convert note payable to Entrx	415,340	1,757,000
Shares sold at $1.50 per share to other investors	495,333	743,000
Totals for 2003	1,104,646	$3,321,000
Balance as of December 31, 2003	203,822

As of December 31, 2003, our remaining ownership of Series A Preferred Stock in NextNet, represents approximately 1% of the equity in NextNet.  During the first quarter of 2004, NextNet was acquired by a privately-held communications industry company, the identity of which is confidential.  Our shares of NextNet were converted into warrants to purchase up to 59,113 shares of common stock of the acquirer.  We may exercise the warrants in all or in part through the earliest of March 16, 2010, or certain defined “Liquidity Events”, which include changes of control or a public offering of the acquirer’s shares.

10.          STOCKHOLDERS’ EQUITY:

Our stock incentive and non-qualified option plans provide for grants of stock options and stock awards.  The number of common shares available for grant pursuant to the plans was 6,552,081, 6,244,603, and 3,508,045, as of December 31, 2003, 2002 and 2001, respectively.

Options become exercisable over periods of up to four years from the date of grant and expire within ten years from date of grant.

In the second quarter of 2003, we conducted an option exchange program under which all of our directors, officers and employees could return their existing stock options to us in exchange for replacement options to be granted at least six months and one day after the conclusion of the exchange program.  The number of replacement options to be received by any individual in exchange for that person’s existing options varied, depending on the exercise prices of the options returned by that person.  Options to purchase approximately 3.9 million shares of common stock were cancelled under the option exchange program.  In exchange for the cancelled options, we issued options to purchase approximately 1.3 million shares of our stock in December of 2003 at $0.18 per share.

The following table details option activity:

	Options	Price Per Option			Weighted Average Exercise Price
Balances, December 31, 2000	11,683,869	0.2000	-	20.1250	3.50

Granted	2,781,147	0.3400	-	3.7500	1.55
Exercised	(186,425)	0.2000	-	2.1250	0.30
Canceled	(3,390,477)	0.9900	-	20.1250	3.73
Balances, December 31, 2001	10,888,114	0.3400	-	20.1250	2.90

Granted	6,908,843	0.1000	-	0.7000	0.21
Exercised	(30,018)	0.4200	-	0.4200	0.42
Canceled	(7,658,324)	0.1500	-	20.1250	2.38
Balances, December 31, 2002	10,108,615	0.1000	-	20.1250	1.46

Granted	5,237,360	0.0900	-	0.2700	0.18
Exercised	(39,500)	0.1500	-	0.2900	0.21
Canceled	(5,197,873)	0.0900	-	20.1250	2.46
Balances, December 31, 2003	10,108,602	0.0900	-	18.0625	0.31

Options exercisable at December 31, 2003	4,994,794	$0.1000	-	$18.0625	$0.44

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$ 0.09	-	$ 0.15	3,899,950	8.68	$0.15	2,468,752	$0.15
0.18	-	0.29	5,545,429	9.71	0.20	1,923,766	0.21
0.58	-	0.98	93,375	7.96	0.73	58,688	0.71
1.00	-	1.88	336,687	5.11	1.38	322,085	1.38
2.22	-	18.06	233,161	4.93	5.44	221,503	5.44
Totals			10,108,602			4,994,794

Stock-Based Compensation:

We granted 213,000 stock options to non-shareholder employees of Camworks and Fusion following our acquisition of these companies in December 1999 and January 2000, respectively.  The options were granted with an exercise price less than fair market value as an incentive to employees to continue employment with us.  Non-cash compensation charges were $8,000, $25,000 and $237,000 for the years ended December 31, 2003, 2002, and 2001.  The remaining deferred compensation related to these options was recognized in 2003.

Preferred Stock:

Our Fifth Amended and Restated Certificate of Incorporation authorizes issuance of up to 5.0 million preferred shares with a par value of $0.01 per share and allows our Board of Directors, without obtaining stockholder approval, to issue such preferred stock.  There were no preferred shares issued or outstanding as of December 31, 2003, 2002, or 2001.

Warrants:

During 2002, we issued warrants to purchase our common stock to Joe Costello, our chairman, seven private investors, and HCL Technologies America, Inc., in connection with sales of our common stock.

On January 31, 2002, we sold an aggregate 626,504 shares of our common stock to Mr. Costello in a private transaction at a purchase price of $0.479 per share, for an aggregate consideration of $300,000. In connection with Mr. Costello’s purchase, we issued him a warrant to purchase up to 313,252 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.599 at any time through the close of business on January 31, 2007.  The per share purchase price of the common stock was set at 90% of the average closing bid price for our common stock for the twenty trading days prior to the date of issuance, and the exercise price for the warrant was set at 125% of the per share price for the common stock purchased by Mr. Costello. The fair value of the warrant is $105,000, which is included as part of additional paid-in capital.

On February 1, 2002, we sold an aggregate of 793,383 shares of our common stock at a purchase price of $0.479 per share to a group of seven individual investors in private transactions, for a total consideration of $380,000.  The per share purchase price was set at 90% of the average closing bid prices of our common stock for the twenty business days prior to February 1, 2002.  In connection with this transaction, we also issued warrants to the individuals in this group that entitles them to purchase up to an aggregate of 396,691 shares of our common stock, at an exercise price of $0.599 per share.  These warrants may be exercised at any time through the close of business on February 1, 2007.  The warrant exercise price represents 125% of the average closing bid prices of our common stock for the twenty business days prior to February 1, 2002.  The aggregate fair value of the warrant is $130,000, which is included as part of additional paid-in capital.

On February 22, 2002, in connection with our entering into a Strategic Alliance Agreement with HCL Technologies America, Inc. (“HCL America”) and HCL Technologies Limited, India (“HCL”), we sold an aggregate of 2,460,025 shares of our common stock to HCL America in a private transaction, for an aggregate consideration of $1,000,000, and we issued HCL America a warrant to purchase up to 615,006 shares of our common stock.  This warrant may be exercised at a per share purchase price of $0.61 at any time through the close of business on February 21, 2007.  The shares were issued at the average closing bid price for our common stock for the twenty trading days preceding the date of the agreement, and the exercise price for the warrant was set at 150% of the per share price for the common stock purchased by HCL America.  The fair value of the warrant is $142,000, which is carried on our balance sheet as part of additional paid-in capital.

The fair value of the above warrants were calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions:

	January 31, 2002 Warrant	February 1, 2002 Warrant	February 22, 2002 Warrant
Risk-free interest rate	4.40%	4.40%	4.27%
Volatility	108%	108%	108%
Expected life (months)	60	60	60

During 2001, we issued warrants to purchase our common stock to Mr. Costello, in connection with a sale of our common stock, and to Silicon Valley Bank, in connection with the establishment and amendment of a credit facility.

On June 29, 2001, we sold 2,352,942 shares of our common stock at the average closing bid price of our common stock for the five trading days prior to the date of issuance, to Mr. Costello for an aggregate purchase price of $2.0 million.  In connection with this transaction, we also issued a warrant to Mr. Costello that entitles him to purchase up to 1,176,471 shares of our common stock, at an exercise price of $1.0625 per share.  The warrant exercise price represents 125% of the per share price of our common stock on the date of issuance.  The fair value of the warrant is $809,000, which is included as part of additional paid-in capital. The fair value of the warrant was calculated by utilizing the Black-Scholes option-pricing model and the following key assumptions: Risk-free interest rate, 4.69%; Volatility, 111%; Expected life, 48 months.

On February 27, 2001, as amended on August 2, 2001 and December 31, 2001, we established a secured revolving credit facility with Silicon Valley Bank that allows us to borrow up to a maximum of $5.0 million based on our eligible accounts receivable.  This credit facility has since been replaced by an Accounts Receivable Purchase Agreement.  See Note 6.  We issued warrants to Silicon Valley Bank upon the establishment of the secured revolving credit facility.  In connection with the establishment of the credit facility, we issued a warrant to purchase 35,000 shares of our common stock at an exercise price of $2.80 per share to Silicon Valley Bank.  The fair value of the warrant issued upon establishment of the credit facility was $62,000.  As part of the August 2, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 35,000 shares of our common stock at an exercise price of $0.86 per share.  The fair value of the warrant issued upon the August 2001 amendment is $23,000.  As part of the December 31, 2001 amendment, we issued a warrant to Silicon Valley Bank to purchase an additional 20,000 shares of our common stock at an exercise price of $0.51 per share.  The fair value of the warrant issued upon the December 2001 amendment is $10,000.  The exercise price for each warrant was established by averaging the closing price of our common stock for the five trading days prior to the date of issuance, and each warrant expires five years from the date of issuance.  The remaining fair value of the warrants was charged to interest expense over the life of the credit facility, which expired on December 31, 2002.  The aggregate fair value for the additional interest cost for the warrants granted in connection with the February 27, 2001 establishment of the credit facility and the August 2, 2001 and December 31, 2001 amendments, were calculated by using the fair value of the warrant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	February 27, 2001 Warrant	August 2, 2001 Warrant	December 31, 2001 Warrant
Risk-free interest rate	4.80%	4.54%	4.42%
Volatility	83%	102%	107%
Expected life (months)	48	60	60

Except for the warrants described above, no other warrants are outstanding as of December 31, 2003 or 2002.

A summary of the warrants outstanding at December 31, 2003 is as follows:

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

The Rights are initially attached to our common stock and will not trade separately.  If a person or a group acquires 20 percent or more of our common stock (an “Acquiring Person”) or announces an intention to make a tender offer for 20 percent or more of our common stock, then the Rights will be distributed (the “Distribution Date”) and will thereafter trade separately from the common stock.  Upon the Distribution Date, each Right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $25.00 per share.  In the January 29, 2002 amendment, our Board of Directors revised the definition of Acquiring Person to exclude our Chairman, Joseph B. Costello (“Costello”) or any person who, following the death of Costello, acquires his shares pursuant to a last will and testament or pursuant to the laws of descent and distribution applicable to his estate, unless Costello, or any person acquiring his shares in the manner described above, becomes the beneficial owner of 49.99% or more of our common shares then outstanding.  In the November 26, 2002 amendment, our Board of Directors revised the definition of Acquiring Person to exclude Entrx Corporation if it acquires any of our shares with respect to or on its conversion of the Convertible Secured Promissory Note, dated November 4, 2002, we issued to it, unless Entrx or any of its “Affiliates” or “Associates” becomes the beneficial owner of 39.99% or more of our common shares then outstanding.

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

Employee Stock Purchase Plan:

As of July 1, 2000, our Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees who elect to participate may purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having from 1%-10% of their compensation withheld from each payroll, up to a maximum of $6,250 each quarter. The total number of shares that may be issued pursuant to options granted under the ESPP is 750,000. Approximately 30,000 shares were issued under the ESPP at an average price of $0.17 per share in 2003, approximately 156,000 shares were issued under the ESPP at an average price of $0.22 per share in 2002, and approximately 303,000 shares were issued under the ESPP at an average price of $0.86 per share in 2001.  Approximately 169,000 shares remain available for issuance under this ESPP at December 31, 2003.

11.          INCOME TAXES:

We have incurred net operating losses since our inception in 1990.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

As of December 31, 2003, we have approximately $86 million of net operating loss carryforwards for both financial statement and for federal income tax purposes that begin to expire in 2005.  The use of these carryforwards in any year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.  In addition, the net operating loss carryforward of QuickSilver is limited under the federal consolidated tax return rules.

The provision for income taxes differs from the expected tax benefit, computed by applying the federal corporate tax rate of 34%, as follows:

	2003	2002
Expected federal tax (benefit)	$650,000	$(2,200,000)
Change in valuation allowance	(800,000)	2,500,000
State taxes, net	100,000	(300,000)
Other	50,000	—
Total benefit	$—	$—

Valuation allowances have been established for the entire tax benefit associated with the carryforwards and net future deductible temporary differences as of December 31, 2003 and 2002.

The tax effect of items that comprise a significant portion of deferred tax assets is:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$32,200,000	$32,600,000
Tax credits	750,000	750,000
Other, principally depreciation and amortization	385,000	785,000
Valuation allowance	(33,335,000)	(34,135,000)
Net deferred tax asset	$—	$—

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

13.          MAJOR CUSTOMERS AND RELATED PARTY:

A portion of our revenue has been derived from significant customers for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Customer 1	21%	14%	4%
Customer 2	20%	0%	0%
Customer 3	11%	6%	6%
Customer 4	10%	11%	10%
Customer 5	8%	19%	12%
Customer 6	7%	11%	8%
Customer 7	0%	0%	10%

A portion of our revenue has been derived from related parties for the year ended December 31, 2003.   $90,000 of our revenue in 2003 was derived from think3.  Our chairman, Joseph B. Costello, is also the chairman of think3.  See Notes 9 and 10 for disclosure of other related party activity.

14.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount for cash and cash equivalents and long-term debt approximates fair value because of the short maturity of those instruments.

15.          LITIGATION:

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We do not believe that any claims currently asserted are material either separately or in the aggregate.

We settled actual or threatened legal proceedings during 2002 and 2003, as described below.

On June 6, 2003, we reached an agreement with Doug Holden, our former president and CEO, related to a claim for severance he threatened to bring against us following the separation of his employment.  Under the agreement, we paid Mr. Holden a total of $50,000 in five monthly installments, ending in October 2003.

On March 13, 2003, we reached an agreement with Key Equipment Finance, to terminate our lease for office furniture and settle related litigation.  Under the agreement, we paid a total of $145,000 in various installment payments from the settlement date through December 2003. Key had previously filed a complaint against us in Hennepin County District Court in Minneapolis, Minnesota alleging that we had breached leases for office furniture.  This lawsuit was dismissed with prejudice in connection with the settlement.

On October 10, 2002, we reached an agreement with Army Corps Operating Associates (“Army Corps”), to terminate our lease for a facility in St. Paul, Minnesota, and settle related litigation.  Under the termination and release for this facility, we paid a total of $500,000 in various installment payments from October 2002 through September 2003.

On October 10, 2002, we reached an agreement with WTA Campbell Technology Park LLC (“WTA”), to terminate our lease for a facility in Campbell, California, and settle related litigation.  Under the termination and release for this facility, we paid a total of $729,000 in various installment payments from October 2002 through August 2003.

On September 27, 2002, we entered into a settlement agreement with a furniture lessor, Fidelity Equipment Leasing, that had threatened to bring an action against us for an alleged breach of five equipment leases.  We paid a total of $120,000 from September 2002 through April 2003 in exchange for termination of the lease and a release of Fidelity’s claims.

Zamba Corporation

Schedule II
Valuation and Qualifying Accounts
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period

Year ended December 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$144	$0	$(20)	$124

Year ended December 31, 2002
Allowance for doubtful accounts (deducted from accounts receivable)	183	20	(59)	144

Year ended December 31, 2001
Allowance for doubtful accounts (deducted from accounts receivable)	429	275	(521)	183

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMBA CORPORATION

Date: March 30, 2004	By	/s/ Norman D. Smith
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

Name	Title	Date

/s/ Norman D. Smith	President and Chief	March 30, 2004
Norman D. Smith	Executive Officer (Principal Executive Officer)

/s/ Michael H. Carrel	Executive Vice President	March 30, 2004
Michael H. Carrel	and Chief Financial Officer
(Principal Financial and Accounting Officer)

OTHER DIRECTORS:

/s/ Joseph B. Costello	Chairman of the Board	March 30, 2004
Joseph B. Costello

/s/ Dixon R. Doll	Director	March 30, 2004
Dixon R. Doll

/s/ Paul D. Edelhertz	Director	March 30, 2004
Paul D. Edelhertz

/s/ Sven A. Wehrwein	Director	March 30, 2004
Sven A.Wehrwein