Form 10-Q
period 2004-03-31
ZAMBA CORP
filed 2004-05-14
CIK 883741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock, $0.01 par value	38,900,470

ZAMBA CORPORATION

INDEX

PART I — Financial Information

Part I. Financial Information

Item 1:  Financial Statements

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues:
Professional services	$2,161	$2,510
Reimbursable expenses	186	264
Total revenues	2,347	2,774

Costs and expenses:
Project and personnel costs	1,231	1,442
Reimbursable expenses	186	264
Sales and marketing	197	249
General and administrative	679	782
Total costs and expenses	2,293	2,737

Income from operations	54	37

Other income (expense):
Gain on sale of NextNet shares	743	1,853
Interest expense	(23)	(27)
Other income, net	720	1,826

Income before extraordinary item	774	1,863

Extraordinary gain from extinguishment of debt	—	198

Net income	$774	$2,061

Basic and diluted net income per share:
Income before extraordinary item	$0.02	$0.05
Extraordinary gain from extinguishment of debt	—	—
Basic and diluted net income per share	$0.02	$0.05

Weighted average shares outstanding:
Basic	38,892	38,823
Diluted	38,912	39,525

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$109	$699
Accounts receivable, net	1,086	618
Unbilled receivables	169	79
Prepaid expenses and other current assets	118	108
Total current assets	1,482	1,504
Property and equipment, net	271	326
Other assets	56	57
Total assets	$1,809	$1,887
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Line of credit	$482	$436
Accounts payable	113	128
Accrued expenses	809	919
Deferred revenue	196	187
Deferred gain on sale of investment	—	783
Total current liabilities	1,600	2,453
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 120,000 shares authorized, 38,900 and 38,892 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	389	389
Additional paid-in capital	86,081	86,080
Accumulated deficit	(86,261)	(87,035)
Total stockholders’ equity (deficit)	209	(566)

Total liabilities and stockholders’ equity (deficit)	$1,809	$1,887

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$774	$2,061
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	55	83
Provision for bad debts	(20)	—
Gain on disposal of fixed assets	—	(5)
Gain on sale of NextNet shares	(743)	(1,853)
Extraordinary gain on extinguishment of debt	—	(198)
Changes in operating assets and liabilities:
Accounts receivable	(448)	(637)
Unbilled receivables	(90)	330
Prepaid expenses and other assets	(9)	280
Accounts payable	(14)	(448)
Accrued expenses and other long-term liabilities	(150)	(637)
Deferred revenue	9	57
Net cash used in operating activities	(636)	(967)

Cash flows from investing activities:
Purchase of property and equipment	—	(3)
Proceeds from sale of NextNet shares	—	750
Proceeds from sale of equipment	—	6
Net cash provided by investing activities	—	753

Cash flows from financing activities:
Line of credit, net	45	42
Proceeds from short-term loan	—	750
Proceeds from sale of common stock	1	1
Payments of long-term debt	—	(167)
Net cash provided by financing activities	46	626

Net increase (decrease) in cash and cash equivalents	(590)	412
Cash and cash equivalents, beginning of period	699	549
Cash and cash equivalents, end of period	$109	$961

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$25	$26

Non-cash investing and financing activity:

Conversion of note payable into sale of NextNet shares	$—	$1,750
Conversion of long-term debt into sale of NextNet shares	$—	$71

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of March 31, 2004, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2004 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2003, which were included in our 2003 Annual Report on Form 10-K.

Note B.  Liquidity:

We had a working capital deficit of $118,000 as of March 31, 2004.  We partially fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  A total of $482,000 was outstanding as of March 31, 2004.  See Note G for additional discussion.

In May 2004, we issued a $750,000, 12% convertible promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  In connection with the financing we paid a 3% origination fee, and issued a five year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.

Cash used in operating activities was $636,000 for the three months ended March 31, 2004 and resulted primarily from an increase in accounts receivable.  Accounts receivable increased primarily because revenue increased in the first quarter of 2004 compared to the fourth quarter of 2003.

Our ability to continue as a going concern depends upon our ability to generate cash from operations, continue to access our borrowing facility with Silicon Valley Bank, and obtain any additional funding that may be needed.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we discontinued our operations.

Note C.  Stockholders’ Equity:

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three month periods ended March 31, 2004 and 2003, our net income and net income per share would have changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$774	$2,061
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(426)
Pro forma net income	$671	$1,635

Earnings per share:
Basic - as reported	$0.02	$0.05
Basic - pro forma	$0.02	$0.04

Diluted - as reported	$0.02	$0.05
Diluted - pro forma	$0.02	$0.04

Note D. Selected Balance Sheet Information:

(in thousands)	March 31, 2004	December 31, 2003

Accounts receivable, net:
Accounts receivable	$1,190	$742
Less allowance for doubtful accounts	(104)	(124)
Totals	$1,086	$618

Property and equipment, net:
Computer equipment	$828	$828
Furniture and equipment	293	293
Leasehold improvements	60	60
Totals	1,181	1,181
Less accumulated depreciation and amortization	(910)	(855)
Totals	$271	$326

Note E.  Net Income Per Share:

Basic income per share is computed based on the weighted average number of common shares outstanding.  Diluted income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include options and warrants to purchase our common stock at prices at or below the average market price for our common stock as of the last date of the time period being measured.  The following is a reconciliation from basic earnings per share to diluted earnings per share:

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net income	$774	$2,061
Weighted Average Shares Outstanding:
Basic	38,892	38,823
Effect of Dilution - Stock Options	20	702
Diluted	38,912	39,525
Earning Per Share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

The calculation of weighted average diluted shares outstanding excludes options and warrants for approximately 5.4 million common shares at March 31, 2004 that were anti-dilutive, as the exercise prices of those options and warrants were greater than the average market price.

Note F.  Recent Accounting Standards:

In January 2003 the Financial Accounting Standards Board issued and, subsequently revised, Financial Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. This Interpretation applies to all Variable Interest Entities. Adoption was required for public companies at the end of periods ending after March 15, 2004. The adoption of FIN 46 did not have an effect on our financial position and results of operations.

Note G.   Accounts Receivable Purchase Agreement:

We partially fund our operations through an Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The Accounts Receivable Purchase Agreement expires on July 29, 2004.  However, both parties have the right to terminate this agreement at any time.  If Silicon Valley Bank decides not to purchase receivables from us, our ability to fund our operations could be materially harmed.  The amount outstanding under this Accounts Receivable Purchase Agreement was $482,000 as of March 31, 2004.

Note H.   Sales of Investments:

In 2003, we sold portions of our equity holdings in NextNet Wireless, Inc to private investors.  Several members of our board and management team are and have been either directors, officers or consultants at NextNet.  Our chairman, Joseph B. Costello, was also the chairman of NextNet. Another of our directors, Dixon Doll, was also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, provided consulting services to NextNet, and Michael Carrel, our CFO, was also the CFO for NextNet from October 1, 2003 through March 31, 2004.

In the fourth quarter of 2003, we entered into stock purchase agreements with eleven private investors, in which we sold an aggregate of 495,333 shares of NextNet Series A Preferred Stock for an aggregate consideration of $743,000.  All of the shares were sold at a per share price of $1.50.  We recorded a deferred gain on sale of investment when we received the cash from these transactions in the fourth quarter of 2003, and recorded a gain on sale of investment of $743,000 in the first quarter of 2004, when the shares were transferred to the private investors.

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

On February 17, 2003, we sold 177,306 shares of NextNet Series A Preferred Stock to two private investors for $750,000.  We recorded a deferred gain on sale of investment in the first quarter of 2003 when we received the cash from these transactions, and a gain on sale of investment was recorded in the second quarter of 2003, when the share transfer was completed.

On November 5, 2002, we entered into a loan agreement with Entrx Corporation, under which Entrx agreed to lend us up to $2.5 million in three separate advances.  We received the first advance of $1 million on November 4, 2002.  On February 19, 2003, this loan agreement was amended.  In connection with the amendment, we received the second advance of $750,000 during the first quarter of 2003, but waived our right to receive the third advance.  On March 31, 2003, all principal and accrued interest totaling $1.76 million was, pursuant to the loan agreement, converted into 415,340 shares of NextNet Wireless Series A Preferred Stock. The conversion price was $4.23 per share, which was the per share price (on a common share equivalent basis, without giving effect to differences in rights or to anti-dilution provisions or any other purchase price adjustments set forth in the NextNet loan agreement) that NextNet agreed to receive for a sale of other preferred stock.

All NextNet shares that we sold were subject to the right of first refusal on the parts of NextNet and the holders of the Series B Preferred Stock of NextNet.

During the first quarter of 2004, NextNet was acquired by a privately-held communications industry company.  Our NextNet shares were converted into warrants to purchase up to 59,113 shares of common stock of the acquirer.  We may exercise the warrants in all or in part through the earliest of March 16, 2010, or certain defined “Liquidity Events”, which include a change of control or a public offering of the acquirer’s shares.

Note I. Income Taxes:

We have not recorded any current or deferred income tax provision for any of the periods presented since we have a net operating loss carryforward.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.  At March 31, 2004, we had approximately $85 million of net operating loss carryforwards remaining, which begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.

Note J. Legal Matters:

We are subject to various legal proceedings and claims that arise in the ordinary course of business that we do not believe are material either separately or in the aggregate.

Note K.       Major Customers and Related Party Information:

A portion of our revenues have been derived from significant customers for the three month periods ended March 31, 2004 and 2003 as follows:

	Three Months Ended March 31,
	2004	2003
Customer 1	23%	0%
Customer 2	18%	28%
Customer 3	17%	6%
Customer 4 - think3	13%	0%
Customer 5	11%	18%
Customer 6	2%	13%

A portion of our revenue has been derived from related parties.   During the first quarter of 2004, $274,000 was from think3, which represented 13% of our total revenue.  Our chairman, Joseph B. Costello, is also the chairman of think3.  Also, $9,000 of our revenue for the three months ended March 31, 2004 was derived from NextNet.  See Note H for additional disclosures related to NextNet.

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

Our operating results for the quarters ended March 31, 2004 and 2003 were adversely affected by rate pressures caused by the increase in customer usage of offshore developers.  Many companies continue to delay decisions on information technology consulting projects, or have cancelled the projects altogether.  The industry continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase.

We also continue to experience pricing pressures from competitors, as well as from clients experiencing pressures to control costs.  In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.  Our utilization of our personnel, which is calculated as the percentage of the available working hours for which our consultants are performing billable services, was strong during the first quarter of 2004, albeit based on a reduced headcount.

The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the relatively high labor costs in the marketplace for the type of highly skilled consultants we employ and the rate of utilization of our client-service workforces. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for office personnel, information systems and office space.  We seek to manage our general and administrative costs at levels consistent with changes in activity levels in our business, but many of these costs are fixed and we are generally not able to reduce them quickly, if at all, if our business activity is reduced.

Our cost management strategy continues to be to anticipate changes in demand for our services and to identify cost management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services because our operating expenses can be significantly affected by variable compensation costs.

Results of Operations

Three months ended March 31, 2004, compared to the three months ended March 31, 2003

Net Revenues

Revenues decreased approximately 15% to $2.35 million in the first quarter of 2004 compared to $2.77 million in the first quarter of 2003.  Revenues before reimbursements decreased approximately 14% to $2.16 million in the first quarter of 2004 compared to $2.51 million in the first quarter of 2003.  The decrease was due primarily to a decrease in billable hours in the first quarter of 2004 as compared to the first quarter of 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.23 million or approximately 52% of net revenues in the first quarter of 2004 compared to $1.44 million or approximately 52% of net revenues in the first quarter of 2003.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Reimbursable expenses were $186,000 or approximately 8% of net revenues in the first quarter of 2004 compared to $264,000 or approximately 10% of net revenues in the first quarter of 2003.  The decrease in reimbursable expenses between these periods was primarily caused because we performed a lower percentage of our billable work at client sites in the first quarter of 2004 compared to the first quarter of 2003.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $197,000 or approximately 8% of net revenues in the first quarter of 2004, compared to $249,000 or approximately 9% of net revenues in the first quarter of 2003.  The decrease between these periods was primarily due to a reduced headcount.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, occupancy costs, and finance and administrative groups.  General and administrative expenses were $679,000 or approximately 29% of net revenues in the first quarter of 2004, compared to $782,000 or approximately 28% of net revenues in the first quarter of 2003.  A key factor in the decrease in general and administrative costs was due to a reduced headcount.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 382 due to significant ownership changes.

Net Income

Our net income for the quarter ended March 31, 2004 was $774,000, or $0.02 per share, compared to a net income for the quarter ended March 31, 2003 of $2.06 million, or $0.05 per share.  Our income from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was $54,000 for the quarter ended March 31, 2004, compared to an income from operations of $37,000 for the quarter ended March 31, 2003.

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

Our critical accounting policies are as follows:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts; and

•                  Investment in NextNet Wireless, Inc.

For a detailed discussion of the application of these and other accounting policies, see Note 1 of the notes to the consolidated financial statements in our 2003 Annual Report on Form 10-K.

Liquidity and Capital Resources

At March 31, 2004, we had approximately $109,000 in cash and cash equivalents, compared to $699,000 at December 31, 2003. As of March 31, 2004, we had no significant capital spending or purchase commitments.  We had a working capital deficit of $118,000 as of March 31, 2004.

Cash used in operating activities was $636,000 for the three months ended March 31, 2004 and resulted primarily from an increase in accounts receivable.  Accounts receivable increased primarily because revenue increased in the first quarter of 2004 compared to the fourth quarter of 2003.  For the three months ended March 31, 2003, cash used in operating activities was $967,000, which resulted primarily from an increase in accounts receivable of $637,000, a decrease in accrued expenses of $637,000, and a decrease in accounts payable of $448,000, which were partially offset by a decrease in unbilled receivables of $330,000 and a decrease in prepaid expenses and other current assets of $280,000.

There was no cash flow from investing activities during the three months ended March 31, 2004.  For the three months ended March 31, 2003, cash provided from investing activities was $753,000, which resulted primarily from proceeds from the sale of a portion of our NextNet shares.

Cash provided by financing activities was $46,000 for the three months ended March 31, 2004 and consisted primarily of an increase in borrowings under our accounts receivable purchase agreement with Silicon Valley Bank.  For the three months ended March 31, 2003, cash provided by financing activities was $626,000, which consisted primarily of proceeds of a short-term loan from Entrx Corporation.  This loan was subsequently converted into a sale of NextNet shares.  See Note H for further discussion regarding this loan.

Future payments due under debt and lease obligations as of March 31, 2004, are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accounts Receivable Puchase Agreement	$482	$482	$—	$—	$—
Operating Leases	837	414	419	4	—
Total	$1,319	$896	$419	$4	$—

To fund operations, we have an Accounts Receivable Purchase Agreement with Silicon Valley Bank. This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This agreement expires on July 29, 2004.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $482,000 at March 31, 2004.

In May 2004, we issued a $750,000, 12% convertible promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  In connection with the financing we paid a 3% origination fee, and issued a five year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.

We believe that our existing cash and cash equivalents, together with proceeds received in May 2004, from the convertible promissory note as described above, cash provided from operations, and our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, should be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2004.  However, this estimate is based in part on our good faith projections regarding revenue and the timing of collection of receivables.  There can be no assurance that revenue or the timing of collection of receivables will occur on the basis that we are projecting.  Beyond that date, our ability to continue as a going concern depends on our ability to achieve and sustain profitability and generate positive cash flow from operations, continue to access borrowing with Silicon Valley Bank, and obtain additional funding, if necessary.

We will continue to explore possibilities for additional financing, but we cannot be certain that additional financing will be available to us on favorable terms, if at all. If our financial performance adversely affects our ability to obtain funds secured by our accounts receivable, and we are unable to obtain additional financing, we may not be able to continue operations beyond December 31, 2004.

RISK FACTORS

Zamba Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with the reform act. This Quarterly Report on Form 10-Q and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “could,” “may,” and the negatives of such words, and other similar expressions identify forward-looking statements.

We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed under the caption “Risk Factors” below.  Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results.  New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Although we recorded net income of $774,000 during the quarter ended March 31, 2004, our income includes a gain on sale of investment of $743,000.  If we had not realized this gain, our income would have only been $31,000.  Our quarterly revenues decreased to $2.35 million from $2.77 million in the first quarters of 2004 and 2003, respectively.  As of March 31, 2004, we had only $109,000 in cash and $1.09 million in accounts receivable.  If we are unable to increase our revenues significantly, we may need to raise additional capital to offset our losses from operations.  Without additional capital, we may not be able to meet our working capital and capital expenditure requirements beyond December 31, 2004.  There is no assurance that we will be able to obtain any financing or that, if we are successful in finding financing, it will be on favorable terms.

Over the past two years, we have substantially funded our operations through private sales of Zamba common stock and shares of Series A Preferred Stock in NextNet Wireless, Inc., from which we have received approximately $10.1 million, but we do not expect to raise any further material amounts from sales of this investment.  We have also supported our operations by borrowing funds under our banking relationship with Silicon Valley Bank, which, since July 29, 2002, has been in the form of an Accounts Receivable Purchase Agreement.  However, Silicon Valley Bank can terminate the agreement at any time or reject any or all of our requests for advances, which could cause us to be dependent upon the timeliness of our collections from our clients.

If we are unable to increase our revenues, manage our growth and projects effectively, or obtain additional financing, we may realize a material adverse effect in the quality of our services and products, our ability to retain key personnel, and our business, financial condition and results of operations.

The market for our stock is subject to rules and risks relating to low-priced stock.

Our common stock is currently listed for trading on the NASD Over-The-Counter Bulletin Board and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended.  In general, the penny stock rules apply to non-Nasdaq or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks.  Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to attract competitive funding.  Further, because our stock is currently listed on the Over-The-Counter Bulletin Board, this means that, among other things, our stock may be less liquid than stocks quoted on the Nasdaq.  As a result, investors in our common stock may have less of an ability to sell stock holdings or receive accurate stock price quotations.

The loss of a significant client could impact our operations.

We derive a substantial part of our revenues from a small number of clients.  During the quarter ended March 31, 2004, five clients each comprised more than 10% of our revenues, our top five clients comprised 82% of our revenues, and our top ten clients comprised 93% of our revenues.  The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations.  Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

If we estimate incorrectly the time required to complete our projects, we will lose money on fixed-price contracts.

A portion of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time-and-materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

We may be liable to our clients for damages caused by our services or by our failure to remedy system failures.

Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have taken precautionary actions to create redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage, which mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations.

Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance.

Many clients require us to include in our contracts payment incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule.  In these contracts, payment of all or a portion of our fees is contingent upon our clients meeting revenue-enhancement, cost-saving or other contractually defined goals which are increasing in complexity and often dependent in some measure on our clients’ actual levels of business activity.  The trend to include greater incentives in our contracts related to additional revenues generated, costs incurred, benefits produced or our adherence to schedule may increase the variability in revenues and margins earned on such contracts.

We face difficulties growing our revenues.

Our utilization rates are measured by the percentage of hours billed by our consultants among all hours they are available to work on projects.  Over the past several quarters, our utilization rates have been high, relative to historical norms, which means that we would need to increase our number of billable consultants or use additional subcontractors if additional revenue opportunities were to become available.  There is no guarantee additional revenue opportunities will become available or that, if they were to become available, we would be able to retain consultants or subcontractors with the appropriate skills to perform the services for those opportunities.  Further, we face continuous pressure from several directions on the rates we charge our clients.  Many of our competitors, including larger consulting firms with greater financial and personnel resources than we have, smaller consulting firms with lower cost structures, and large consulting firms in offshore locations such as India and Romania that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services we provide at a lower incremental cost than what we charge.  Any negative changes to our retention of consultants, utilization or billable rates could materially adversely affect our business, financial condition and results of operations.

Our ability to remain profitable will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

Our profit margins are largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•                  our clients’ perceptions of our ability to add value through our services;

•                  competition;

•                  introduction of new services or products by us or our competitors;

•                  pricing policies of our competitors;

•                  our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

•                  the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients.

Our utilization rates are also affected by a number of factors, including:

•                  seasonal trends, primarily as a result of our hiring cycle;

•                  our ability to transition employees from completed projects to new engagements;

•                  our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our workforces; and

•                  our ability to manage attrition.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly personnel, rent and depreciation, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•                  the contractual terms and timing of completion of projects, including achievement of certain business results;

•                  any delays incurred in connection with projects;

•                  the adequacy of provisions for losses and bad debts;

•                  the accuracy of our estimates of resources required to complete ongoing projects;

•                  loss of key highly skilled personnel necessary to complete projects; and

•                  general economic conditions.

Our future use of net operating loss carryforwards (NOL’s) may be limited.

Our current cash flow may be benefited by our substantial NOL’s, which can eliminate or reduce the federal and state income taxes on any future taxable income.  The NOL’s could be lost or significantly reduced if there is a significant change in our major shareholders.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.01	Secured Promissory Note between Pandora Select Partners L.P. and Zamba Corporation, dated May 14, 2004

10.02	Warrant to Purchase Shares of Common Stock issued by Zamba Corporation to Pandora Select Partners L.P., dated May 14, 2004

10.03	Registration Rights Agreement between Pandora Select Partners L.P. and Zamba Corporation, dated May 14, 2004

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

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

Dated: May 14, 2004