Form 10-Q
period 2004-06-30
ZAMBA CORP
filed 2004-08-13
CIK 883741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, $0.01 par value	38,909,458

ZAMBA CORPORATION

Part I. Financial Information

Item 1: Financial Statements

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Professional services	$1,602	$2,601	$3,763	$5,111
Reimbursable expenses	131	253	317	517
Total revenues	1,733	2,854	4,080	5,628

Costs and expenses:
Project and personnel costs	1,169	1,513	2,400	2,955
Reimbursable expenses	131	253	317	517
Sales and marketing	171	275	368	524
General and administrative	677	764	1,356	1,546
Non-recurring items	129	—	129	—
Total costs and expenses	2,277	2,805	4,570	5,542

Income (loss) from operations	(544)	49	(490)	86

Other income (expense):
Gain on sale of NextNet shares	—	750	743	2,603
Interest expense	(63)	(20)	(86)	(47)
Other income (expense), net	(63)	730	657	2,556

Income (loss) before extraordinary item	(607)	779	167	2,642

Extraordinary gain from extinguishment of debt	—	—	—	198

Net income (loss)	$(607)	$779	$167	$2,840

Basic and diluted net income (loss) per share:
Income before extraordinary item	$(0.02)	$0.02	$0.00	$0.07
Extraordinary gain from extinguishment of debt	—	—	—	—
Basic and diluted net income (loss) per share:	$(0.02)	$0.02	$0.00	$0.07

Weighted average shares outstanding:
Basic	38,901	38,832	38,896	38,827
Diluted	38,901	40,130	38,920	40,125

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$344	$699
Accounts receivable, net	829	618
Unbilled receivables	79	79
Prepaid expenses and other current assets	91	108
Total current assets	1,343	1,504

Property and equipment, net	185	326
Other assets	56	57
Total assets	$1,584	$1,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current installments of long-term debt	$239	$—
Line of credit	296	436
Accounts payable	95	128
Accrued expenses	831	919
Deferred revenue	51	187
Deferred gain on sale of investment	—	783
Total current liabilities	1,512	2,453

Long-term debt, less current maturities	169	—

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 120,000 shares authorized, 38,909 and 38,892 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	389	389
Additional paid-in capital	86,382	86,080
Accumulated deficit	(86,868)	(87,035)
Total stockholders’ deficit	(97)	(566)

Total liabilities and stockholders’ deficit	$1,584	$1,887

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$167	$2,840
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and non-cash charges	136	160
Provision for bad debts	(20)	—
Gain on disposal of fixed assets	37	(7)
Gain on sale of NextNet shares	(743)	(2,603)
Extraordinary gain on extinguishment of debt	—	(198)
Changes in operating assets and liabilities:
Accounts receivable	(191)	(1,125)
Unbilled receivables	1	84
Prepaid expenses and other assets	(53)	266
Accounts payable	(33)	(413)
Accrued expenses and other long-term liabilities	(129)	(1,180)
Deferred revenue	(136)	93
Net cash used in operating activities	(964)	(2,083)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(41)
Proceeds from sale of NextNet shares	—	750
Proceeds from sale of equipment	—	9
Net cash provided by (used in) investing activities	(3)	718

Cash flows from financing activities:
Line of credit, net	(140)	577
Proceeds from short-term loan	—	750
Proceeds from note payable	750	—
Proceeds from sale of common stock	2	3
Payments of long-term debt	—	(169)
Net cash provided by financing activities	612	1,161

Net decrease in cash and cash equivalents	(355)	(204)
Cash and cash equivalents, beginning of period	699	549
Cash and cash equivalents, end of period	$344	$345

Supplemental Schedule for Disclosures of Cash Flow Information:

Cash paid during the period for interest	$55	$26

Non-cash investing and financing activity:

Conversion of note payable into sale of NextNet shares	$—	$1,750
Conversion of long-term debt into sale of NextNet shares	$—	$71

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of June 30, 2004, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2004 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2003, which were included in our 2003 Annual Report on Form 10-K.

Note B.  Liquidity:

We had a working capital deficit of $169,000 and a stockholders’ deficit of $97,000 as of June 30, 2004.  We partially fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement expires on July 29, 2005.  However, both parties have the right to terminate this Agreement at any time.  A total of $296,000 was outstanding as of June 30, 2004.  See Note H for additional discussion.

In May 2004, we issued a $750,000, 12% promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option, subject to certain limitations, to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  The number of shares issued to pay a particular monthly payment may not exceed 10% of the aggregate number of shares traded for the 30 days preceding the day such monthly payment is due. Also, the number of shares beneficially owned by the payee must be less than 4.99% of our outstanding common stock and the aggregate number of shares issued cannot exceed 10,000,000.  In connection with the financing, we issued a five-year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.  See Note G for additional discussion.

Cash used in operating activities was $964,000 for the six months ended June 30, 2004 and resulted primarily from a loss from operations of $490,000, as well as an increase in accounts receivable of $191,000, a decrease in deferred revenue of $136,000 and a decrease in accrued liabilities of $129,000.

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three and six month periods ended June 30, 2004 and 2003, our net income and net income per share would have changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(607)	$779	$167	$2,840
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82)	(308)	(185)	(734)

Pro forma net income (loss)	$(689)	$471	$(18)	$2,106

Earnings per share:
Basic - as reported	$(0.02)	$0.02	$0.00	$0.07
Basic - pro forma	$(0.02)	$0.01	$0.00	$0.05

Diluted - as reported	$(0.02)	$0.02	$0.00	$0.07
Diluted - pro forma	$(0.02)	$0.01	$0.00	$0.05

Note D. Selected Balance Sheet Information:

(in thousands)	June 30, 2004	December 31, 2003

Accounts receivable, net:
Accounts receivable	$933	$742
Less allowance for doubtful accounts	(104)	(124)
Totals	$829	$618

Property and equipment, net:
Computer equipment	$301	$828
Furniture and equipment	146	293
Leasehold improvements	60	60
Totals	507	1,181
Less accumulated depreciation and amortization	(322)	(855)
Totals	$185	$326

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

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss)	$(607)	$779	$167	$2,840
Weighted Average Shares Outstanding:
Basic	38,901	38,832	38,896	38,827
Effect of Dilution - Stock Options	—	1,298	24	1,298
Diluted	38,901	40,130	38,920	40,125
Earning Per Share:
Basic	$(0.02)	$0.02	$0.00	$0.07
Diluted	$(0.02)	$0.02	$0.00	$0.07

The calculation of weighted average diluted shares outstanding excludes options and warrants for approximately 10.0 million common shares at June 30, 2004 that were anti-dilutive, as the exercise prices of those options and warrants were greater than the average market price.

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

Note G.   Note Payable

In May 2004, we issued a $750,000, 12% promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option, subject to certain limitations, to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  The number of shares issued to pay a particular monthly payment may not exceed 10% of the aggregate number of shares traded for the 30 days preceding the day such monthly payment is due. Also, the number of shares beneficially owned by the payee must be less than 4.99% of our outstanding common stock and the aggregate number of shares issued cannot exceed 10,000,000.  In connection with the financing, we issued a five-year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.

The proceeds of the loan were allocated between the note and the fair value of the warrants using the Black-Scholes pricing model.  The fair value of the warrants was $295,000, based on a $0.28 exercise price per share, $0.25 market price per share, risk free interest rate of 3.96%, volatility of 136% and an expected term of five years.  The fair value of the warrants is being amortized over the 18-month term of the note payable.

An additional debt extinguishments cost may arise at the time of payment in common stock if the closing price of our common stock on the day of conversion is higher than the actual conversion price.  This expense would be recorded in the period of conversion.

The note payable balance is recorded as follows as of June 30, 2004 (in thousands):

Note payable	$750
Warrant charge, net of amortization	(271)
Financing fees, net of amortization	(71)
Note payable, net	$408

Recorded on the balance sheet as follows:

Current installments of long-term debt	$239
Long-term debt, less current maturities	169
Total	$408

Note H.   Accounts Receivable Purchase Agreement:

We partially fund our operations through an Accounts Receivable Purchase Agreement with Silicon Valley Bank.  This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  The Accounts Receivable Purchase Agreement expires on July 29, 2005.  However, both parties have the right to terminate this agreement at any time.  If Silicon Valley Bank decides not to purchase receivables from us, our ability to fund our operations could be materially harmed.  The amount outstanding under this Accounts Receivable Purchase Agreement was $296,000 as of June 30, 2004.

Note I.   Sales of Investments:

In the fourth quarter of 2003, we entered into stock purchase agreements with eleven private investors, in which we sold an aggregate of 495,333 shares of NextNet Series A Preferred Stock for an aggregate consideration of $743,000.  All of the shares were sold at a per share price of $1.50.  We recorded a deferred gain on sale of investment when we received the cash from these transactions in the fourth quarter of 2003, and recorded a gain on sale of investment in the first quarter of 2004, when the shares were transferred to the private investors.  Several members of our board and management team are, or have been, directors, officers or consultants at NextNet.  Our chairman, Joseph B. Costello, was also the chairman of NextNet. Another of our directors, Dixon Doll, was also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, provided consulting services to NextNet, and Michael Carrel, our CFO, was also the CFO for NextNet from October 1, 2003 through March 31, 2004.

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

Note J. Income Taxes:

We have not recorded any current or deferred income tax provision for any of the periods presented since we have a net operating loss carryforward.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.  At June 30, 2004, we had approximately $85 million of net operating loss carryforwards remaining, which begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Note K. Legal Matters:

We are subject to various legal proceedings and claims that arise in the ordinary course of business that we do not believe are material either separately or in the aggregate.

Note L.   Major Customers and Related Party Information:

A portion of our revenues have been derived from significant customers for the three and six month periods ended June 30, 2004 and 2003 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Customer 1	30%	14%	23%	21%
Customer 2	20%	10%	15%	14%
Customer 3	13%	0%	6%	0%
Customer 4 - think3	12%	0%	12%	0%
Customer 5	9%	12%	14%	9%
Customer 6	7%	24%	12%	12%

A portion of our revenue has been derived from related parties.   During the three and six months ended June 30, 2004, $189,000 and $463,000, respectively, was from think3, which represented 12% of our total revenue for each period.  Our chairman, Joseph B. Costello, is also the chairman of think3.  Also, $22,000 and $31,000 of our revenue for the three and six months ended June 30, 2004, respectively, was derived from NextNet.  See Note I for additional disclosures related to NextNet.

Note M.  Subsequent Event:

On August 6, 2004, we signed a definitive merger agreement with Technology Solutions Company (TSC) under which we will be acquired by TSC.  TSC is a consulting company that delivers business benefits through the application of information technology.  TSC is a publicly traded company on NASDAQ under the symbol “TSCC”.  Under the agreement, TSC will offer each Zamba common shareholder 0.15 share of TSC common stock for each share of Zamba common stock.  The merger is subject to shareholder approval.

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

Our operating results for the three and six months ended June 30, 2004 and 2003 were adversely affected by rate pressures caused by the increase in customer usage of offshore developers.  Many companies continue to delay decisions on information technology consulting projects, or have cancelled the projects altogether.  The industry continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase.

We also continue to experience pricing pressures from competitors, as well as from clients experiencing pressures to control costs.  In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.  Our utilization of our personnel, which is calculated as the percentage of the available working hours for which our consultants are performing billable services, was strong during the first and second quarters of 2004, albeit based on a reduced headcount.

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

Results of Operations

Three months ended June 30, 2004, compared to the three months ended June 30, 2003

Net Revenues

Revenues decreased approximately 39% to $1.73 million in the second quarter of 2004 compared to $2.85 million in the second quarter of 2003.  Revenues before reimbursements decreased approximately 38% to $1.60 million in the second quarter of 2004 compared to $2.60 million in the second quarter of 2003.  The decrease was due primarily to a decrease in billable hours and average rate in the second quarter of 2004 as compared to the second quarter of 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.17 million or approximately 67% of net revenues in the second quarter of 2004 compared to $1.51 million or approximately 53% of net revenues in the second quarter of 2003.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Reimbursable expenses were $131,000 or approximately 8% of net revenues in the second quarter of 2004 compared to $253,000 or approximately 9% of net revenues in the second quarter of 2003.  The decrease in reimbursable expenses between these periods was primarily caused because we performed a lower percentage of our billable work at client sites in the second quarter of 2004 compared to the second quarter of 2003.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $171,000 or approximately 10% of net revenues in the second quarter of 2004, compared to $275,000 or approximately 10% of net revenues in the second quarter of 2003.  The decrease between these periods was primarily due to a reduced headcount.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, occupancy costs, and finance and administrative groups.  General and administrative expenses were $677,000 or approximately 39% of net revenues in the second quarter of 2004, compared to $764,000 or approximately 27% of net revenues in the second quarter of 2003.  A key factor in the decrease in general and administrative costs was due to a reduced headcount.

Non-recurring Items

Non-recurring items consist primarily of severance, equipment write-offs and lease charges.  Non-recurring expenses were $129,000 or approximately 7% of net revenues in the second quarter of 2004, compared to $0 in the second quarter of 2003.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income (Loss)

Our net loss for the quarter ended June 30, 2004 was $607,000, or $0.02 per share, compared to a net income for the quarter ended June 30, 2003 of $779,000, or $0.02 per share.  Our loss from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was $544,000 for the quarter ended June 30, 2004, compared to an income from operations of $49,000 for the quarter ended June 30, 2003.

Six months ended June 30, 2004, compared to the six months ended June 30, 2003

Net Revenues

Revenues decreased approximately 28% to $4.08 million for the six months ended June 30, 2004 compared to $5.63 million for the six months ended June 30, 2003.  Revenues before reimbursements decreased approximately 26% to $3.76 million for the six months ended June 30, 2004 compared to $5.11 million for the six months ended June 30, 2003.  The decrease was due primarily to a decrease in billable hours and average rate for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $2.40 million or approximately 59% of net revenues for the six months ended June 30, 2004 compared to $2.96 million or approximately 53% of net revenues for the six months ended June 30, 2003.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Reimbursable expenses were $317,000 or approximately 8% of net revenues for the six months ended June 30, 2004 compared to $517,000 or approximately 9% of net revenues for the six months ended June 30, 2003.  The decrease in reimbursable expenses between these periods was primarily caused because we performed a lower percentage of our billable work at client sites for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $368,000 or approximately 9% of net revenues for the six months ended June 30, 2004, compared to $524,000 or approximately 9% of net revenues for the six months ended June 30, 2003.  The decrease between these periods was primarily due to a reduced headcount.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, occupancy costs, and finance and administrative groups.  General and administrative expenses were $1.36 million or approximately 33% of net revenues for the six months ended June 30, 2004, compared to $1.55 million or approximately 27% of net revenues for the six months ended June 30, 2003.  A key factor in the decrease in general and administrative costs was due to a reduced headcount.

Non-recurring Items

Non-recurring items consist primarily of severance, equipment write-offs and lease charges.  Non-recurring expenses were $129,000 or approximately 3% of net revenues for the six months ended June 30, 2004, compared to $0 for the six months ended June 30, 2003.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income

Our net income for the six months ended June 30, 2004 was $167,000, or less than $0.01 per share, compared to a net income for the six months ended June 30, 2003 of $2.84 million, or $0.07 per share.  Our loss from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was $490,000 for the six months ended June 30, 2004, compared to an income from operations of $86,000 for the six months ended June 30, 2003.

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

Liquidity and Capital Resources

At June 30, 2004, we had approximately $344,000 in cash and cash equivalents, compared to $699,000 at December 31, 2003. As of June 30, 2004, we had no significant capital spending or purchase commitments.  We had a working capital deficit of $169,000 and a stockholders’ deficit of $97,000 as of June 30, 2004.

Cash used in operating activities was $964,000 for the six months ended June 30, 2004 and resulted primarily from our loss from operations of $490,000, as well as an increase in accounts receivable of $191,000, a decrease in accrued expenses of $129,000 and a decrease in deferred revenue of $136,000.  For the six months ended June 30, 2003, cash used in operating activities was $2.08 million, which resulted primarily from an increase in accounts receivable of $1.13 million, and a decrease in accrued expenses of $1.18 million.

Cash used in investing activities was $3,000 during the six months ended June 30, 2004, and resulted from the purchase of property and equipment.  For the six months ended June 30, 2003, cash provided from investing activities was $718,000, which resulted primarily from proceeds from the sale of a portion of our NextNet shares.

Cash provided by financing activities was $612,000 for the six months ended June 30, 2004 and consisted primarily of proceeds of a note payable.  For the six months ended June 30, 2003, cash provided by financing activities was $1.16 million, which consisted primarily of an increase in the line of credit and proceeds of a short-term loan from Entrx Corporation.  This loan was subsequently converted into a sale of NextNet shares.  See Note H for further discussion regarding this loan.

Future payments due under debt and lease obligations as of June 30, 2004, are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accounts Receivable Puchase Agreement	$296	$296	$—	$—	$—
Note Payable	750	487	263	—	—
Operating Leases	691	268	419	4	—
Total	$1,737	$1,051	$682	$4	$—

To fund operations, we have an Accounts Receivable Purchase Agreement with Silicon Valley Bank. This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This agreement expires on July 29, 2005.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $296,000 at June 30, 2004.

In May 2004, we issued a $750,000, 12% convertible promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option, subject to certain limitations, to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  The number of shares issued to pay a particular monthly payment may not exceed 10% of the aggregate number of shares traded for the 30 days preceding the day such monthly payment is due. Also, the number of shares beneficially owned by the payee must be less than 4.99% of our outstanding common stock and the aggregate number of shares issued cannot exceed 10,000,000.  In connection with the financing, we issued a five-year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.

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

Our net loss in the second quarter of 2004 was $607,000.  Our quarterly revenues decreased to $1.73 million from $2.85 million in the second quarters of 2004 and 2003, respectively.  As of June 30, 2004, we had only $344,000 in cash and $829,000 in accounts receivable.  If we are unable to increase our revenues significantly, we may need to raise additional capital to offset our losses from operations.  Without additional capital, we may not be able to meet our working capital and capital expenditure requirements beyond December 31, 2004.  There is no assurance that we will be able to obtain any financing or that, if we are successful in finding financing, it will be on favorable terms.

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

We derive a substantial part of our revenues from a small number of clients.  During the quarter ended June 30, 2004, four clients each comprised more than 10% of our revenues, our top five clients comprised 85% of our revenues, and our top ten clients comprised 98% of our revenues.  The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations.  Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

Our utilization rates are measured by the percentage of hours billed by our consultants among all hours they are available to work on projects.  Over most of the past several quarters, our utilization rates have been high, relative to historical norms, which means that we would need to increase our number of billable consultants or use additional subcontractors if additional revenue opportunities were to become available.  There is no guarantee additional revenue opportunities will become available or that, if they were to become available, we would be able to retain consultants or subcontractors with the appropriate skills to perform the services for those opportunities.  Further, we face continuous pressure from several directions on the rates we charge our clients.  Many of our competitors, including larger consulting firms with greater financial and personnel resources than we have, smaller consulting firms with lower cost structures, and large consulting firms in offshore locations such as India and Romania that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services we provide at a lower incremental cost than what we charge.  Any negative changes to our retention of consultants, utilization or billable rates could materially adversely affect our business, financial condition and results of operations.

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

Item 2.    Changes in Securities and Use of Proceeds

On May 13, 2004, we issued a $750,000, 12% promissory note. The note is payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months. We have the option, subject to certain limitations, to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  The number of shares issued to pay a particular monthly payment may not exceed 10% of the aggregate number of shares traded for the 30 days preceding the day such monthly payment is due. Also, the number of shares beneficially owned by the payee must be less than 4.99% of our outstanding common stock and the aggregate number of shares issued cannot exceed 10,000,000.  In connection with the financing, we issued a five-year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.  Because the transaction did not involve a public offering, the shares of our common stock were deemed to be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Proceeds from the transaction will be used for operations.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On August 6, 2004, we signed a definitive merger agreement with Technology Solutions Company (TSC) under which we will be acquired by TSC.  TSC is a consulting company that delivers business benefits through the application of information technology.  TSC is a publicly traded company on NASDAQ under the symbol “TSCC”.  Under the agreement, TSC will offer each Zamba common shareholder 0.15 share of TSC common stock for each share of Zamba common stock.  The merger is subject to shareholder approval.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.01                     Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02                     Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32                                    Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On May 17, 2004, we filed a report on Form 8-K, which contained a copy of our press release announcing we had raised $750,000 in a private placement of debt and that we also issued to the investor a warrant to purchase up 1,339,286 shares of common stock at an exercise price of $0.28 per share.

On May 17, 2004, we filed a report on Form 8-K, which contained a copy of our press release announcing our financial results for the three-month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAMBA CORPORATION

By:	/s/ Michael H. Carrel
Michael H. Carrel

President and Chief Executive Officer

By:	/s/ Michael H. Carrel
Michael H. Carrel
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 13, 2004