Form 10-Q/A
period 2004-06-30
ZAMBA CORP
filed 2004-08-16
CIK 883741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Zamba hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, solely to file an inadvertently omitted Exhibit under Item 6 of Part II.

PART II.  OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.01                     Agreement dated August 6, 2004, between Zamba Corporation and Pandora Select Partners, L.P.

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

Dated: August 16, 2004