Form 10-Q
period 2004-09-30
ZAMBA CORP
filed 2004-11-15
CIK 883741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES         ☐                            NO          ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 12, 2004
Common Stock, $0.01 par value	38,922,028

ZAMBA CORPORATION

Part I. Financial Information

Item 1: Financial Statements

ZAMBA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Revenues:
Professional services	$1,737	$2,479	$5,500	$7,591
Reimbursable expenses	146	241	464	759
Total revenues	1,883	2,720	5,964	8,350

Costs and expenses:
Project and personnel costs	1,051	1,526	3,451	4,482
Reimbursable expenses	146	241	464	759
Sales and marketing	204	304	572	829
General and administrative	539	839	1,933	2,384
Non-recurring items	490	—	581	—
Total costs and expenses	2,430	2,910	7,001	8,454

Loss from operations	(547)	(190)	(1,037)	(104)

Other income (expense):
Gain on sale of NextNet shares	—	—	743	2,603
Interest expense	(101)	(47)	(187)	(94)
Other income (expense), net	(101)	(47)	556	2,509

Income (loss) before extraordinary item	(648)	(237)	(481)	2,405

Extraordinary gain from extinguishment of debt	—	—	—	198

Net income (loss)	$(648)	$(237)	$(481)	$2,603

Basic net income (loss) per share:
Income before extraordinary item	$(0.02)	$(0.01)	$(0.01)	$0.07
Extraordinary gain from extinguishment of debt	—	—	—	—
Basic net income (loss) per share:	$(0.02)	$(0.01)	$(0.01)	$0.07

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.02)	$(0.01)	$(0.01)	$0.06
Extraordinary gain from extinguishment of debt	—	—	—	—
Diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.01)	$0.06

Weighted average shares outstanding:
Basic	38,910	38,865	38,901	38,840
Diluted	38,910	38,865	38,901	40,973

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$186	$699
Accounts receivable, net	945	618
Unbilled receivables	209	79
Prepaid expenses and other current assets	76	108
Total current assets	1,416	1,504
Property and equipment, net	160	326
Other assets	36	57
Total assets	$1,612	$1,887
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current installments of long-term debt	$424	$–
Line of credit	514	436
Accounts payable	284	128
Accrued expenses	946	919
Deferred revenue	188	187
Deferred gain on sale of investment	–	783
Total current liabilities	2,356	2,453
Commitments and contingencies (Note K)
Stockholders' deficit:
Common stock, $0.01 par value, 120,000 shares authorized, 38,922 and 38,892 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	389	389
Additional paid-in capital	86,383	86,080
Accumulated deficit	(87,516)	(87,035)
Total stockholders' deficit	(744)	(566)
Total liabilities and stockholders' deficit	$1,612	$1,887

The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(481)	$2,603
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation, amortization and non-cash charges	234	233
Provision for bad debts	(20)	–
Loss (gain) on disposal of fixed assets	37	(7)
Gain on sale of NextNet shares	(743)	(2,603)
Extraordinary gain on extinguishment of debt	–	(198)
Changes in operating assets and liabilities:
Accounts receivable	(307)	(1,177)
Unbilled receivables	(130)	223
Prepaid expenses and other assets	(18)	403
Accounts payable	156	(426)
Accrued expenses and other long-term liabilities	(13)	(1,553)
Deferred revenue	1	128
Net cash used in operating activities	(1,284)	(2,374)
Cash flows from investing activities:
Purchase of property and equipment	(14)	(53)
Proceeds from sale of NextNet shares	–	750
Proceeds from sale of equipment	–	9
Net cash provided by (used in) investing activities	(14)	706
Cash flows from financing activities:
Line of credit, net	78	1,003
Proceeds from short-term loan	–	750
Proceeds from note payable	750	–
Proceeds from sale of common stock	4	12
Payments of long-term debt	(47)	(173)
Net cash provided by financing activities	785	1,592
Net decrease in cash and cash equivalents	(513)	(76)
Cash and cash equivalents, beginning of period	699	549
Cash and cash equivalents, end of period	$186	$473
Supplemental Schedule for Disclosures of Cash Flow Information:
Cash paid during the period for interest	$64	$78
Non-cash investing and financing activity:
Conversion of note payable into sale of NextNet shares	$–	$1,750
Conversion of long-term debt into sale of NextNet shares	$–	$71

 The accompanying notes are an integral part of the consolidated financial statements.

ZAMBA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation:

The unaudited consolidated financial statements of Zamba Corporation as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, reflect all adjustments (which include only normal recurring adjustments, except as disclosed in the footnotes) necessary, in the opinion of management, to fairly state our financial position as of September 30, 2004, and our results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain prior year amounts have been reclassified to conform with the 2004 presentation.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2003, which were included in our 2003 Annual Report on Form 10-K.

Note B.  Merger Agreement:

On August 6, 2004, we signed a definitive merger agreement with Technology Solutions Company (TSC) under which we will be acquired by TSC.  TSC is a consulting company that delivers business benefits through the application of information technology.  TSC is a publicly traded company on the NASDAQ National Market under the symbol “TSCC.”  Under the merger agreement, each non-dissenting Zamba common shareholder will receive 0.15 share of TSC common stock for each share of Zamba common stock.  The merger is subject to shareholder approval and other standard closing conditions.  On October 15, 2004, TSC filed with the Securities and Exchange Commission (“SEC”) a preliminary Registration Statement on Form S-4 for the shares to be issued under the merger, as well as to reserve additional shares that may be issued upon the exercise of outstanding options or warrants issued by Zamba.  The Registration Statement on Form S-4 also includes a proxy statement and notice of the special meeting of our shareholders to be held to vote on the approval of the merger.  The special meeting date will be set and the prospectus/proxy statement included as part of the Form S-4 will be filed with the SEC in definitive form and mailed to our shareholders after the SEC has concluded its comment period and declared the Registration Statement effective.

We have commitments to pay an investment banker certain fees in connection with the pending merger.  We have a commitment to pay a total of $75,000 in monthly payments over a 12-month period to an investment banker for financial advisory services.  We have recorded the $75,000 as a part of the merger costs in the third quarter of 2004.  We have paid a total of $20,000 of this commitment as of September 30, 2004.  The unpaid portion of the $75,000 is due immediately upon the sale or merger of Zamba.  A contingent payment of $375,000 is also payable to this investment banker upon the sale or merger of Zamba.  We will record the $375,000 as an expense upon completion of a sale or merger.

Note C.  Liquidity:

We had a working capital deficit of $940,000 and a stockholders’ deficit of $744,000 as of September 30, 2004.  We partially fund our operations through our Accounts Receivable Purchase Agreement with Silicon Valley Bank.  A total of $514,000 was outstanding under our loan agreement with Silicon Valley Bank as of September 30, 2004.  See Note H for additional discussion.

In May 2004, we issued a $750,000, 12% promissory note to Pandora Select Partners, L.P. The note was payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months.  See Note G for additional discussion of all loans received by Zamba.

Cash used in operating activities was $1,284,000 for the nine months ended September 30, 2004 and resulted primarily from a loss from operations of $1,037,000, as well as an increase in accounts receivable of $307,000.

Subsequent to September 30, 2004, we entered into a loan agreement with TSC under which we have borrowed the aggregate amount of $165,000 primarily for costs and legal fees related to a legal claim (see Note K) and the negotiation and documentation of the TSC merger agreement.  We are to pay the principal balance of this loan plus 8% per annum simple interest in April 2005.

Our ability to continue as a going concern depends upon our ability to generate cash from operations, continue to access our borrowing facility with Silicon Valley Bank, and obtain any additional funding that may be needed.  We may seek to borrow additional amounts from TSC, if necessary.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  These financial statements do not include any adjustments that might result if we discontinued our operations.

Note D.  Stockholders’ Equity:

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

No compensation cost has been recognized for stock options granted to employees or directors under our 1989 Stock Option Plan, 1993 Equity Incentive Plan, 1993 Directors Option Plan, 1997 Stock Option Plan, 1998 Non-Officers Plan, 1999 Non-Officers Plan, 2000 Non-Officers Plan, or 2000 Non-Qualified Plan (collectively referred to as the “Plans”).  Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in the three and nine month periods ended September 30, 2004 and 2003, our net income and net income per share would have changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(648)	$(237)	$(481)	$2,603
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77)	(71)	(262)	(805)
Pro forma net income (loss)	$(725)	$(308)	$(743)	$1,798
Earnings (Loss) per share:
Basic -as reported	$(0.02)	$(0.01)	$(0.01)	$0.07
Basic -pro forma	$(0.02)	$(0.01)	$(0.02)	$0.05
Diluted - as reported	$(0.02)	$(0.01)	$(0.01)	$0.06
Diluted - pro forma	$(0.02)	$(0.01)	$(0.02)	$0.04

Note E. Selected Balance Sheet Information:

(in thousands)	September 30, 2004	December 31, 2003
Accounts receivable, net:
Accounts receivable	$1,049	$742
Less allowance for doubtful accounts	(104)	(124)
Totals	$945	$618
Property and equipment, net:
Computer equipment	$312	$828
Furniture and equipment	146	293
Leasehold improvements	60	60
Totals	518	1,181
Less accumulated depreciation and amortization	(358)	(855)
Totals	$160	$326

Note F.  Net Income Per Share:

Basic income per share is computed based on the weighted average number of common shares outstanding.  Diluted income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include options and warrants to purchase our common stock at prices at or below the average market price for our common stock as of the last date of the time period being measured.  The following chart reconciles basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss)	$(648)	$(237)	$(481)	$2,603
Weighted Average Shares Outstanding:
Basic	38,910	38,865	38,901	38,840
Effect of Dilution - Stock Options	—	—	—	2,133
Diluted	38,910	38,865	38,901	40,973
Earnings (Loss) Per Share:
Basic	$(0.02)	$(0.01)	$(0.01)	$0.07
Diluted	$(0.02)	$(0.01)	$(0.01)	$0.06

The calculation of weighted average diluted shares outstanding excludes options and warrants for approximately 9.5 million common shares for the three and nine months ended September 30, 2004, 5.3 million common shares for the three months ended September 30, 2003 and 3.2 million common shares for the nine months ended September 30, 2003 that were anti-dilutive, because the exercise prices for the excluded options and warrants were greater than the average market price of our common stock during this period.

Note G.   Notes Payable:

In May 2004, we issued a promissory note to Pandora Select Partners, L.P. in the amount of $750,000, at a rate of 12% per annum. The note was payable in interest only through August 2004, and thereafter principal and interest was payable in equal monthly installments over the next 15 months.

Under such note, we originally had the option, subject to certain limitations, to make each payment due under the note by using our common stock, at a 12% discount to the average closing bid price of our common stock on the OTC Bulletin Board over the previous thirty trading days.  The number of shares issued to pay a particular monthly payment could not exceed 10% of the aggregate number of shares traded for the 30 days preceding the day such monthly payment was due. Also, the number of shares beneficially owned by the payee had to be less than 4.99% of our outstanding common stock and the aggregate number of shares issued could not exceed 10,000,000.  In connection with the promissory note, we issued a five-year warrant for the purchase of 1.34 million shares of our common stock at $0.28 per share.  In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder.

On August 6, 2004, contingent upon the merger as discussed in Note B, we signed an agreement to modify the terms described in the preceding paragraph.  The monthly payments now must be made in cash until the effective time of the merger. At the effective time of the merger, we will pay the remaining balance of the note in full.  Also, at the effective time of the merger, we will redeem the warrant for $60,000.  Due to these modifications, the obligation to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock was suspended until either the effective date of the merger agreement, or until the merger agreement is terminated.

The proceeds of the foregoing loan were allocated between the note and the fair value of the warrants using the Black-Scholes pricing model.  The fair value of the warrants was $295,000, based on a $0.28 exercise price per share, $0.25 market price per share, risk free interest rate of 3.96%, volatility of 136% and an expected term of five years.  The fair value of the warrants is being amortized over the 18-month term of the note payable.

The note payable balance is recorded as follows as of September 30, 2004 (in thousands):

Note payable	$703
Warrant charge, net of amortization	(221)
Financing fees, net of amortization	(58)
Note payable, net	$424
Recorded on the balance sheet as follows:
Current installments of long-term debt	$424

Subsequent to September 30, 2004, we entered into a loan agreement with TSC under which we have borrowed the aggregate amount of $165,000 primarily for costs and legal fees related to a legal claim and the negotiation and documentation of the TSC merger agreement.  We are to pay the principal balance of this loan plus 8% per annum simple interest in April 2005.

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

The amount outstanding under this Accounts Receivable Purchase Agreement was $514,000 as of September 30, 2004.

Note I.   Sales of Investments:

In the fourth quarter of 2003, we entered into stock purchase agreements with eleven private investors, in which we sold an aggregate of 495,333 shares of NextNet Series A Preferred Stock for an aggregate consideration of $743,000.  All of the shares were sold at a per share price of $1.50.  We recorded a deferred gain on sale of investment when we received the cash from these transactions in the fourth quarter of 2003, and recorded a gain on sale of investment in the first quarter of 2004, when the shares were transferred to the private investors.  Several members of our board and management team are, or have been, directors, officers or consultants at NextNet.  Prior to NextNet’s acquisition in March 2004 by a privately-held communications company, our chairman, Joseph B. Costello, was also the chairman of NextNet. Another of our directors, Dixon Doll, was also a director and a shareholder of NextNet.  Additionally, another director of Zamba, Sven Wehrwein, provided consulting services to NextNet, and Michael Carrel, our CFO, was also the CFO for NextNet from October 1, 2003 through March 31, 2004.

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

During the first quarter of 2004, NextNet was acquired by a privately-held communications industry company, Clearwire Corporation (“Clearwire”).  Our NextNet shares were converted into warrants to purchase up to 59,114 shares of common stock of Clearwire.  We may exercise the warrants in all or in part at an exercise price of $4.00 per share (the “Clearwire Warrants”), through the earliest of March 16, 2010, or certain defined “Liquidity Events”, which include a change of control or a public offering of the acquirer’s shares.

In connection with the promotion of Michael H. Carrel to President and CEO of Zamba on June 30, 2004, Zamba’s Board of Directors agreed to assign to Mr. Carrel all of the Clearwire Warrants.  Zamba and Mr. Carrel have entered into an agreement to assign the Clearwire Warrants, which assignment is scheduled to occur on January 3, 2005.

The Board’s decision to assign the Clearwire Warrants to Mr. Carrel was based on the fact that Mr. Carrel did not receive an increase in cash compensation upon his promotion to become Zamba’s President and Chief Executive Officer, even though he retained his prior responsibilities as Zamba’s Chief Financial Officer.  In lieu of increasing his cash compensation, and in recognition of Mr. Carrel’s performance in his prior role as Chief Financial Officer, which included his success in funding Zamba’s operations during 2002 and 2003 by disposing of the Next Net shares, Zamba’s Board of Directors believed that it was appropriate to assign the Clearwire Warrants to Mr. Carrel.

Note J. Income Taxes:

                We have not recorded any current or deferred income tax provision for any of the periods presented since we have a net operating loss carryforward.  Because of the uncertainty about whether we will have taxable earnings in the future, we have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.  At September 30, 2004, we had approximately $85 million of net operating loss carryforwards remaining, which begin to expire in 2005.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Note K. Legal Matters:

In September 2004, an arbitration hearing relating to a legal claim brought by a former employee was indefinitely postponed as the parties work toward a final resolution of the matter.  The hearing was originally scheduled to commence on November 10, 2004.  For the three months ended September 30, 2004 we incurred $239,000 in costs related to this matter.

We are subject to various legal proceedings and claims that arise in the ordinary course of business that we do not believe are material either separately or in the aggregate.

Note L.   Major Customers and Related Party Information:

A portion of our revenues have been derived from significant customers for the three and nine month periods ended September 30, 2004 and 2003 as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Customer 1	27%	17%	25%	19%
Customer 2	19%	5%	16%	11%
Customer 3 - think3	11%	0%	12%	0%
Customer 4	8%	41%	14%	21%
Customer 5	1%	14%	10%	11%

A portion of our revenue has been derived from related parties.   During the three and nine months ended September 30, 2004, $200,000 and $663,000, respectively, was from think3, which represented 11% and 12% of our total revenue for the three and nine month periods ended September 30, 2004, respectively.  Our chairman, Joseph B. Costello, is also the chairman of think3.  Also, $45,000 and $76,000 of our revenue for the three and nine months ended September 30, 2004, respectively, was derived from NextNet.  See Note I for additional disclosures related to NextNet.

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

Our operating results for the three and nine months ended September 30, 2004 and 2003 were adversely affected by rate pressures caused by the increase in customer usage of offshore developers.  Also, many companies continue to delay decisions on information technology consulting projects, or have cancelled the projects altogether.  The industry continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase.

We also continue to experience pricing pressures from competitors, as well as from clients experiencing pressures to control costs.  In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.  Our utilization of our personnel, which is calculated as the percentage of the available working hours for which our consultants are performing billable services, was strong during the first three quarters of 2004, albeit based on a reduced headcount.

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

On August 6, 2004, we signed a definitive merger agreement with Technology Solutions Company (TSC) under which we will be acquired by TSC.  TSC is a consulting company that delivers business benefits through the application of information technology.  TSC’s common stock is quoted on NASDAQ under the symbol “TSCC”.  Under the agreement, each non-dissenting Zamba common shareholder will receive 0.15 share of TSC common stock for each share of Zamba common stock.  The merger is subject to shareholder approval and other standard closing conditions.

Results of Operations

Three months ended September 30, 2004, compared to the three months ended September 30, 2003

Net Revenues

Revenues decreased approximately 31% to $1.88 million in the third quarter of 2004 compared to $2.72 million in the third quarter of 2003.  Revenues before reimbursements decreased approximately 30% to $1.74 million in the third quarter of 2004 compared to $2.48 million in the third quarter of 2003.  The decrease was due primarily to a decrease in billable hours in the third quarter of 2004 as compared to the third quarter of 2003.  The decrease in billable hours was primarily due to reduced headcount in the third quarter of 2004 as compared to the third quarter of 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $1.05 million or approximately 56% of net revenues in the third quarter of 2004 compared to $1.53 million or approximately 56% of net revenues in the third quarter of 2003.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

                Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Reimbursable expenses were $146,000 or approximately 8% of net revenues in the third quarter of 2004 compared to $241,000 or approximately 9% of net revenues in the third quarter of 2003.  The decrease in reimbursable expenses between these periods was primarily caused by our reduction in revenues in 2004.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $204,000 or approximately 11% of net revenues in the third quarter of 2004, compared to $304,000 or approximately 11% of net revenues in the third quarter of 2003.  The decrease in dollar terms between these periods was primarily due to a reduced headcount and reduced commission expense on a lower amount of revenues.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, occupancy costs, and finance and administrative groups.  General and administrative expenses were $539,000 or approximately 29% of net revenues in the third quarter of 2004, compared to $839,000 or approximately 31% of net revenues in the third quarter of 2003.  A key factor in the decrease in general and administrative costs was due to a reduced headcount.

Non-recurring Items

Non-recurring expenses were $490,000 or approximately 26% of net revenues in the third quarter of 2004, compared to $0 in the third quarter of 2003.  Non-recurring items consisted primarily of $251,000 in costs relating to the pending merger with TSC as well as $239,000 in costs relating to a legal claim by a former employee.

Interest Expense

                Interest expense was $101,000 in the third quarter of 2004 compared to $47,000 in the third quarter of 2003.  The increase was primarily due to amortization of warrant charges and finance fees related to a note payable from May 2004.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income (Loss)

Our net loss for the quarter ended September 30, 2004 was $648,000, or $0.02 per share, compared to a net loss for the quarter ended September 30, 2003 of $237,000, or $0.01 per share.

Nine months ended September 30, 2004, compared to the nine months ended September 30, 2003

Net Revenues

Revenues decreased approximately 29% to $5.96 million for the nine months ended September 30, 2004 compared to $8.35 million for the nine months ended September 30, 2003.  Revenues before reimbursements decreased approximately 28% to $5.50 million for the nine months ended September 30, 2004 compared to $7.59 million for the nine months ended September 30, 2003.  The decrease was due primarily to a decrease in billable hours and average rate for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Project and Personnel Costs

Project and personnel costs consist primarily of payroll and payroll-related expenses for personnel dedicated to client assignments.  These costs represent the most significant expense we incur in providing client service.  Project costs were $3.45 million or approximately 58% of net revenues for the nine months ended September 30, 2004 compared to $4.48 million or approximately 54% of net revenues for the nine months ended September 30, 2003.  The decrease in project costs in dollar terms between these periods was due primarily to the decrease in our headcount.

Reimbursable Expenses

                Reimbursable expenses consist of out-of-pocket expenses incurred while providing services that are reimbursed by our clients.  Reimbursable expenses were $464,000 or approximately 8% of net revenues for the nine months ended September 30, 2004 compared to $759,000 or approximately 9% of net revenues for the nine months ended September 30, 2003.  The decrease in reimbursable expenses between these periods was primarily caused by our lower revenues in 2004.

Sales and Marketing Costs

Sales and marketing costs consist primarily of salaries, employee benefits and travel expenses of sales and marketing personnel, as well as promotional costs.  Sales and marketing expenses were $572,000 or approximately 10% of net revenues for the nine months ended September 30, 2004, compared to $829,000 or approximately 10% of net revenues for the nine months ended September 30, 2003.  The decrease in costs between these periods was primarily due to a reduced headcount and reduced commission expense resulting from our reduced revenues.

General and Administrative Costs

General and administrative costs consist primarily of expenses associated with our management, information technology, occupancy costs, and finance and administrative groups.  General and administrative expenses were $1.93 million or approximately 32% of net revenues for the nine months ended September 30, 2004, compared to $2.38 million or approximately 29% of net revenues for the nine months ended September 30, 2003.  A key factor in the decrease in general and administrative costs was due to a reduced headcount.

Non-recurring Items

Non-recurring expenses were $581,000 or approximately 10% of net revenues for the nine months ended September 30, 2004, compared to $0 for the nine months ended September 30, 2003.  Non-recurring items consisted primarily of $251,000 in costs relating to the pending merger with TSC, $239,000 in costs relating to a legal claim by a former employee and $76,000 in severance costs.

Interest Expense

                Interest expense was $187,000 for the nine months ended September 30, 2004 compared to $94,000 for the nine months ended September 30, 2003.  The increase was primarily due to amortization of warrant charges and finance fees related to a note payable from May 2004.

Extraordinary Gain on Extinguishment of Debt

                Extraordinary gain on extinguishment of debt was $0 for the nine months ended September 30, 2004 compared to $198,000 for the nine months ended September 30, 2003.  This represents a gain from an agreement to pay off our long-term debt owed to a third party in the first quarter of 2003.

Income Taxes

Because we are uncertain as to whether we will have taxable earnings in the future, we have not reflected any benefit of additional net operating loss carryforwards in the accompanying unaudited consolidated financial statements.  The use of these carryforwards in any one year may be limited under Internal Revenue Code Section 302 due to significant ownership changes.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2004 was $481,000, or $0.01 per share, compared to a net income for the nine months ended September 30, 2003 of $2.60 million, or $0.07 per share.  Our loss from operations, which does not include the gain on sale of NextNet shares, interest income and interest expense, was $1,037,000 for the nine months ended September 30, 2004, compared to a loss from operations of $104,000 for the nine months ended September 30, 2003.

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

Our critical accounting policies are as follows:

•      Revenue Recognition;

•      Allowance for Doubtful Accounts; and

•      Investment in NextNet Wireless, Inc., which is now known as Clearwire Corporation

For a detailed discussion of the application of these and other accounting policies, see Note 1 of the notes to the consolidated financial statements in our 2003 Annual Report on Form 10-K.

Liquidity and Capital Resources

At September 30, 2004, we had approximately $186,000 in cash and cash equivalents, compared to $699,000 at December 31, 2003. As of September 30, 2004, we had no significant capital spending or purchase commitments, except for commitments related to the sale or merger of Zamba.  We have a commitment to pay a total of $75,000 in monthly payments over a 12-month period to an investment banker for financial advisory services.  We have recorded the $75,000 as a part of the merger costs in the third quarter of 2004.  We have paid a total of $20,000 of this commitment as of September 30, 2004.  The unpaid portion of the $75,000 is due immediately upon the sale or merger of Zamba.  A contingent payment of $375,000 is also payable to this investment banker upon the sale or merger of Zamba.  We will record the $375,000 as an expense upon completion of a sale or merger.  We had a working capital deficit of $940,000 and a stockholders’ deficit of $744,000 as of September 30, 2004.

Cash used in operating activities was $1.28 million for the nine months ended September 30, 2004 and resulted primarily from our loss from operations of $1,037,000, as well as an increase in accounts receivable of $307,000.  For the nine months ended September 30, 2003, cash used in operating activities was $2.37 million, which resulted primarily from an increase in accounts receivable of $1.18 million, and a decrease in accrued expenses of $1.55 million.

Cash used in investing activities was $14,000 during the nine months ended September 30, 2004, and resulted from the purchase of property and equipment.  For the nine months ended September 30, 2003, cash provided from investing activities was $706,000, which resulted primarily from proceeds from the sale of a portion of our NextNet shares.

Cash provided by financing activities was $785,000 for the nine months ended September 30, 2004 and consisted primarily of proceeds of a note payable.  For the nine months ended September 30, 2003, cash provided by financing activities was $1.59 million, which consisted primarily of an increase in the line of credit and proceeds of a short-term loan from Entrx Corporation.  This loan was subsequently converted into a sale of NextNet shares.  See Note I for further discussion regarding this loan.

Future payments due under debt and lease obligations as of September 30, 2004, are as follows (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Accounts Receivable Puchase Agreement	$514	$514	$—	$—	$—
Note Payable	703	597	106	—	—
Operating Leases	543	120	419	4	—
Total	1,760	$1,231	$525	$4	$—

To fund operations, we have an Accounts Receivable Purchase Agreement with Silicon Valley Bank. This agreement entitles us to borrow up to a maximum of $2.0 million based on 80% of eligible receivables, and is secured by virtually all of our assets.  Borrowings under this agreement bear interest at a monthly rate of 1% of the average daily balance outstanding during the period.  Additionally, on each reconciliation date, we pay an administrative fee equal to 0.25% of the face amount of each receivable purchased by Silicon Valley Bank during that reconciliation period.  This agreement expires on July 29, 2005.  However, both parties have the right to terminate this Agreement at any time.  The amount outstanding under this agreement was $514,000 at September 30, 2004.

In May 2004, we issued a $750,000, 12% promissory note to Pandora Select Partners, L.P. The note was payable in interest only through August 2004, and thereafter principal and interest is payable in equal monthly installments over the next 15 months.

Subsequent to September 30, 2004, we entered into a loan agreement with TSC under which we have borrowed the aggregate amount of $165,000 primarily for costs and legal fees related to a legal claim and the negotiation and documentation of the TSC merger agreement.  We are to pay the principal balance of this loan plus 8% per annum simple interest in April 2005.

We believe that our existing cash and cash equivalents, together with proceeds received in May 2004, from the promissory note as described above, cash provided from operations, and our borrowings from the Accounts Receivable Purchase Agreement with Silicon Valley Bank, should be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2004.  However, this estimate is based in part on our good faith projections regarding revenue and the timing of collection of receivables.  There can be no assurance that revenue or the timing of collection of receivables will occur on the basis that we are projecting.  Beyond that date, our ability to continue as a going concern depends on our ability to achieve and sustain profitability and generate positive cash flow from operations, continue to access borrowing with Silicon Valley Bank, and obtain additional funding, if necessary.

We will continue to explore possibilities for additional financing, but we cannot be certain that additional financing will be available to us on favorable terms, if at all.  Although Technology Solutions Company, which on August 6, 2004, signed a definitive agreement to acquire us, has loaned us $165,000, there is no assurance that TSC will lend us any additional amounts, even if such amounts are necessary to meet our ongoing commitments.  If our financial performance adversely affects our ability to obtain funds secured by our accounts receivable, and we are unable to obtain additional financing, we may not be able to continue operations beyond December 31, 2004.

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

If our merger with TSC is not completed before December 31, 2004, we may not be able to continue as a going concern.

Our ability to continue as a going concern depends upon our ability to generate cash from operations and obtain additional funding as needed.  If our merger with TSC is not completed, and we were to continue as an independent company, and if we were unable to increase our revenues significantly or otherwise raise capital, we may not be able to meet our working capital and capital expenditure requirements beyond December 31, 2004.

If we do not grow our revenues enough to regain profitability, we will have to obtain additional financing to continue operations.

Our net loss in the third quarter of 2004 was $648,000, and our loss from operations for the nine months ended September 30, 2004, was $1,037,000.  Our quarterly revenues decreased to $1.88 million in the third quarter of 2004 from $2.72 million in the third quarter of 2003.  As of September 30, 2004, we had only $186,000 in cash and $945,000 in accounts receivable, in comparison to our liabilities on that date of $2.36 million.  If we are unable to increase our revenues significantly, we may need to raise additional capital to offset our losses from operations.  Without additional capital, we may not be able to meet our working capital and capital expenditure requirements beyond December 31, 2004.  There is no assurance that we will be able to obtain any financing or that, if we are successful in finding financing, it will be on favorable terms.

Over the past two years, we have substantially funded our operations through private sales of Zamba common stock and shares of Series A Preferred Stock in NextNet Wireless, Inc., from which we have received approximately $10.1 million, but we do not expect to raise any further material amounts from sales of this investment.  We have also supported our operations by borrowing funds under our banking relationship with Silicon Valley Bank, which, since July 29, 2002, has been in the form of an Accounts Receivable Purchase Agreement.  However, Silicon Valley Bank can terminate the agreement at any time or reject any or all of our requests for advances, which could cause us to be dependent upon the timeliness of our collections from our clients.  We have also obtained $750,000 under a debt agreement with Pandora Select Partners, L.P., and $165,000 from a loan from Technology Solutions Company, but there is no assurance that we will be able to receive any additional amounts from these or other lenders.

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

                We derive a substantial part of our revenues from a small number of clients.  During the quarter ended September 30, 2004, three clients each comprised more than 10% of our revenues, our top five clients comprised 74% of our revenues, and our top ten clients comprised 90% of our revenues.  The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations.  Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

Our ability to become profitable will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2004, an arbitration hearing relating to a legal claim brought by a former employee was indefinitely postponed as the parties work toward a final resolution of the matter.   The hearing was originally scheduled to commence on November 10, 2004.  For the three months ended September 30, 2004, we incurred $239,000 in costs related to this matter.

We are subject to various legal proceedings and claims that arise in the ordinary course of business, which we do not believe to be material either separately or in the aggregate.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

Item 6.    Exhibits

(a)           Exhibits:

10.01       Promissory Note between Zamba Corporation and Technology Solutions Company,

dated October  20, 2004.

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

Dated: November 15, 2004